Form 10-Q
period 1994-06-30
ALLEN ORGAN CO
filed 1994-07-28
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 Form 10-Q

     (Mark One)
 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended June 30, 1994

                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 0-275


                              Allen Organ Company
          (Exact name of registrant as specified in its charter)



     Pennsylvania                       23-1263194
  (State of Incorporation)      (I.R.S. Employer Identification No.)



  150 Locust Street, P. O. Box 36, Macungie, Pennsylvania      18062-0036
  (Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code           610-966-2200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X        No _____


Number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 1994:

                    Class A - Voting         84,984 shares
                    Class B - Non-voting  1,282,453 shares

                            ALLEN ORGAN COMPANY

                                   INDEX

                                                                   Page No.
Part I  Financial Information

   Item I.Financial Statements
          Consolidated Statements of Income for the periods
            ended June 30, 1994 and 1993                             2

          Consolidated Balance Sheets at June 30, 1994 and
            December 31, 1993                                        3

          Consolidated Statements of Cash Flows for the periods
            ended June 30, 1994 and 1993                             4

          Notes to Consolidated Financial Statements                 5

   Item 2.Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      5

Part II    Other Information

   Item 4 Submission of Matters to a Vote of Security Holders        5
   Item 6 Exhibits and Reports on Form 8-K                           5
   Signatures                                                        6

PART I  FINANCIAL INFORMATION
   ITEM I.FINANCIAL STATEMENTS

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                            For the 3 Months Ended:    For the 6 Months Ended:
                             6/30/94       6/30/93       6/30/94      6/30/93

Net Sales                   $7,013,619   $6,478,909   $14,244,724   $12,237,149

Cost and expenses
 Costs of sales              4,879,605    4,720,797     9,953,893     8,817,330
 Selling, general and
  administrative             1,088,024      941,116     2,078,898     1,903,274
   Total Costs and Expenses  5,967,629    5,661,913    12,032,791    10,720,604


Income from operations       1,045,990      816,996     2,211,933     1,516,545


Interest and other income      345,737      265,703       681,707       548,049


Income before taxes on
 income                      1,391,727    1,082,699     2,893,640     2,064,594


Provision for taxes on
 income                        550,000      430,000     1,150,000       825,000


Net Income                    $841,727     $652,699    $1,743,640    $1,239,594


Earnings per share               $0.62        $0.46         $1.27         $0.88


Shares used in per share
 calculation                 1,373,763    1,404,776     1,373,763     1,404,776


Dividends per share-Cash         $0.13        $0.12         $0.26         $0.24

See accompanying notes.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                   June 30,     Dec 31,
                     ASSETS                          1994        1993
                                                  (Unaudited)   (Audited)

Current Assets
  Cash                                            $ 591,369   $ 456,433
  Accounts Receivable                             3,599,849   3,050,496
  Investments including accrued interest         34,610,573  34,960,608
  Inventories:
     Raw Materials                                3,518,566   2,343,298
     Work in Process                              4,562,317   4,852,658
     Finished Goods                                 618,294     676,383
     Total Inventories                            8,699,177   7,872,339
  Prepaid Income Taxes                                7,024     101,063
  Prepaid Expenses                                  246,005     157,068
  Deferred Income Tax Benefits                       36,726       8,439
     Total Current Assets                        47,790,723  46,606,446
Property, Plant and Equipment                    16,133,535  15,927,068
  Less accumulated depreciation                   8,870,334   8,597,573
     Total Property, Plant and Equipment          7,263,201   7,329,495
Other Assets
  Inventory held for Future Service               1,093,515   1,098,861
  Intangible Pension Asset                          517,263     517,263
  Note Receivable                                    40,985        ---
  Cash Value of Life Insurance                      200,505     200,505
     Total Other Assets                           1,852,268   1,816,629
     TOTAL ASSETS                               $56,906,192 $55,752,570
                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
  Accounts Payable                                $ 215,372   $ 191,562
  Customer Deposits                                 680,073     895,392
  Accrued Taxes on Income                           -------      60,983
  Accrued Expenses                                  844,597     424,809
     Total Current Liabilities                    1,740,042   1,572,746
Noncurrent Liabilities
  Deferred Liabilities                              228,549     233,128
  Accrued Pension Cost                            1,091,675   1,076,870
     Total Noncurrent Liabilities                 1,320,224   1,309,998
     Total Liabilities                            3,060,266   2,882,744
STOCKHOLDERS' EQUITY
  Common Stock   1994             1993
     Class A   128,104 shares;  128,104 shares      128,104     128,104
     Class B 1,409,889 shares;1,409,889 shares    1,409,889   1,409,889
  Capital in Excess of Par Value                 12,610,377  12,610,377
  Retained Earnings
     Balance at beginning of current fiscal year 42,828,013  40,067,860
     Net income                                   1,743,640   3,456,154
     Dividends - cash 1994 and 1993                (357,018)   (696,001)
     Balance at end                              44,214,635  42,828,013
  Pension Liability Adjustment                     (256,740)   (256,740)
  Unrealized Loss on Investments                    (51,672)    (11,612)
  Treasury Stock 1994           1993
     Class A  43,120  shares; 43,120  shares       (451,436)   (451,436)
     Class B 127,436  shares;115,890  shares     (3,757,231) (3,386,769)
  Total Treasury Stock                           (4,208,667) (3,838,205)
  Total Stockholders' Equity                     53,845,926  52,869,826
  Total Liabilities and Stockholders' Equity    $56,906,192 $55,752,570
                             See accompanying notes.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                     For the 3 Months         For the 6 Months
                                         Ended:                   Ended:
                                    6/30/94      6/30/93     6/30/94    6/30/93

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                        $841,727     $652,699  $1,743,640 $1,239,594
 Adjustments to reconcile net
  income to net cash provided
  by operating activities
   Depreciation                     142,530      194,846     285,057    301,453
 Change in assets and liabilities
   (Increase) Decrease in
     accounts receivable            (47,339)    (640,998)   (549,353)  (353,992)
   (Increase) Decrease in
     inventories                   (334,814)     (79,810)   (821,492)  (919,866)
   (Increase) Decrease in prepaid
     income taxes                    (7,024)    (271,038)     94,039   (265,327)
   (Increase) Decrease in prepaid
     expenses                        45,599       11,133     (88,937)   (48,026)
   (Increase) Decrease in
     deferred income tax benefits   (12,072)       -----     (28,287)     -----
   (Decrease) Increase in
     accounts payable               (94,311)      47,622      23,810    (90,495)
   (Decrease) Increase in accrued
     taxes                         (510,719)    (314,674)    (60,983)   (32,000)
   (Decrease) Increase in accrued
     expenses                       397,030      118,045     419,788    317,181
   (Decrease) Increase in
     customer deposits             (283,008)      31,785    (215,319)   133,488
   (Decrease) Increase in other
     noncurrent liabilities         (66,747)       5,996      10,226     87,991
      Net Cash Provided by
       Operating Activities          70,852     (244,394)    812,189    370,001

CASH FLOW FROM INVESTING ACTIVITIES
   Net additions to plant and
    equipment                      (137,170)    (130,297)   (218,763)  (124,066)
   Increase in note receivable        -----                  (40,985)
   Net sale (or purchase) of
    short term investments          780,805    2,712,862     309,975  2,510,864
       Net Cash Used In Investing
        Activities                  643,635    2,582,565      50,227  2,386,798

CASH FLOWS FROM FINANCING ACTIVITIES
   Reacquired Class B common
    shares                         (325,151)    (728,434)   (370,462)  (743,378)
   Dividends paid in cash          (177,781)    (168,483)   (357,018)  (337,394)
      Net Cash Used In Financing
       Activities                  (502,932)    (896,917)   (727,480)(1,080,772)

NET INCREASE (DECREASE) IN CASH     211,555    1,441,254     134,936  1,676,027

CASH, BEGINNING                     379,814      738,241     456,433    503,468

CASH, ENDING                       $591,369   $2,179,495    $591,369 $2,179,495


See accompanying notes.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  1. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1993 Annual Report on Form 10-K.

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

  The sales for the 1994 second quarter increased by $534,710 from a reduction in the 1994 order backlog, while 1993 quarter sales had been
  adversely  impacted by orders requiring a longer production cycle.   Cost
  of sales decreased to 69.6% of sales as compared to 72.9% in 1993 from increased production volume over which to absorb fixed overhead expenses. Selling, general, and administrative expenses increased by
  $146,908, 15.5% of sales as compared to 14.5% in 1993 due primarily to increased marketing activity. 1994 non-operating income was higher than 1993 reflecting variation in rates.

  Second quarter 1994 sales decreased by $217,486 over the previous quarter ended March 31, 1994 from changes in product mix. Cost of sales decreased from ongoing production efficiencies to 69.6% of sales from 70.1%. Selling, general, and administrative expenses increased by $97,150, increasing to 15.5% from 13.7% of sales from the lower volume and increased marketing activity. Non-operating income increased by $9,767 as compared to the previous quarter reflecting variation in rates.


  PART II OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders:
  (a)     Annual Meeting:  May 17, 1994
  (b)     Election  of  the  following directors for a  one-year  term:
          Steven   Markowitz,   Eugene   Moroz,  Leonard   Helfrich,
          Martha Markowitz, Orville Hawk, and Albert Schuster
  (c) In addition to the election of directors and the waiver of reading of the minutes of the prior meeting, the shareholders ratified charitable deductions made in 1993 and all contracts, agreements, and employments by the Board of Directors and officers since the previous annual meeting in May, 1993. All resolutions were unanimously adopted by the vote of all shareholders present, in person or proxy, which was 81,699 Class A Shares constituting 96.1% of the Class A Shares outstanding. A broker holding 1,236 Class A Shares was not present and did not vote by proxy.

  Item 6.   Exhibits  and Reports on Form 8-K

  (b)       No  reports  on Form 8-K were filed during the quarter  ended
            June 30, 1994.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Allen Organ Company
                                        (Registrant)

Date:July 27, 1994                      STEVEN MARKOWITZ
                                        Steven Markowitz, President and
                                        Chief Executive Officer

Date:July 27, 1994                      LEONARD W. HELFRICH
                                        Leonard W. Helfrich, Treasurer and
                                        Principal Accounting Officer