Form 10-Q
period 1994-09-30
ALLEN ORGAN CO
filed 1994-10-28
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 Form 10-Q

     (Mark One)
 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended September 30, 1994

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

                         Yes    X        No _____


Number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 1994:

                    Class A - Voting         84,984 shares
                    Class B - Non-voting  1,282,453 shares

                            ALLEN ORGAN COMPANY

                                   INDEX

Part I  Financial Information

   Item 1.Financial Statements
          Consolidated Statements of Income for the periods ended September 30, 1994 and 1993

          Consolidated Balance Sheets at September 30, 1994
            and December 31, 1993

          Consolidated Statements of Cash Flows for the periods ended September 30, 1994 and 1993

          Notes to Consolidated Financial Statements

   Item 2.Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Part II    Other Information

   Item 6 Exhibits and Reports on Form 8-K
   Signatures

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                         For the 3 Months Ended:    For the 9 Months Ended:
                          9/30/94      9/30/93       9/30/94       9/30/93

Net Sales               $7,423,909    $7,468,399   $21,668,633   $19,705,548

Cost and expenses
 Costs of sales          4,888,475     4,862,273    14,842,368    13,679,603
 Selling, general and
  administrative           968,748       955,309     3,047,646     2,858,583
   Total Costs and
    Expenses             5,857,223     5,817,582    17,890,014    16,538,186

Income from operations   1,566,686     1,650,817     3,778,619     3,167,362

Interest and other
 income                    384,128       311,772     1,065,835       859,821

Income before taxes on
 income                  1,950,814     1,962,589     4,844,454     4,027,183

Provision for taxes on
 income                    790,000       778,000     1,940,000     1,603,000

Net Income              $1,160,814    $1,184,589    $2,904,454    $2,424,183

Earnings per share           $0.85         $0.86         $2.12         $1.74

Shares used in per
 share calculation       1,371,631     1,396,540     1,371,631     1,396,540


Dividends per share-Cash     $0.13         $0.12         $0.39         $0.36

See accompanying notes.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                   Sept. 30,      Dec 31,
                     ASSETS                          1994          1993
                                                  (Unaudited)     (Audited)

Current Assets
  Cash                                            $ 714,202      $456,433
  Accounts Receivable                             3,436,789     3,050,496
  Investments including accrued interest         35,257,105    34,960,608
  Inventories:
     Raw Materials                                3,495,211     2,343,298
     Work in Process                              4,764,692     4,852,658
     Finished Goods                                 436,656       676,383
     Total Inventories                            8,696,559     7,872,339
  Prepaid Income Taxes                                 ---        101,063
  Prepaid Expenses                                  366,825       157,068
  Deferred Income Tax Benefits                       21,889         8,439
     Total Current Assets                        48,493,369    46,606,446
Property, Plant and Equipment                    16,224,649    15,927,068
  Less accumulated depreciation                  (8,977,020)    8,597,573
     Total Property, Plant and Equipment          7,247,629     7,329,495
Other Assets
  Inventory held for Future Service               1,147,486     1,098,861
  Intangible Pension Asset                          517,263       517,263
  Note Receivable                                    83,790          ---
  Cash Value of Life Insurance                      326,703       200,505
     Total Other Assets                           2,075,242     1,816,629
     TOTAL ASSETS                               $57,816,240   $55,752,570
          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
  Accounts Payable                                 $359,174      $191,562
  Customer Deposits                                 514,989       895,392
  Accrued Taxes on Income                           144,276        60,983
  Accrued Expenses                                  700,386       424,809
     Total Current Liabilities                    1,718,825     1,572,746
Noncurrent Liabilities
  Deferred Liabilities                              226,674       233,128
  Accrued Pension Cost                            1,021,353     1,076,870
     Total Noncurrent Liabilities                 1,248,027     1,309,998
     Total Liabilities                            2,966,852     2,882,744
STOCKHOLDERS' EQUITY
  Common Stock   1994             1993
     Class A   128,104 shares;  128,104 shares      128,104       128,104
     Class B 1,409,889 shares;1,409,889 shares    1,409,889     1,409,889
  Capital in Excess of Par Value                 12,610,377    12,610,377
  Retained Earnings
    Balance at beginning of current fiscal year  42,828,013    40,067,860
    Net income                                    2,904,454     3,456,154
    Dividends - cash 1994 and 1993                 (534,784)     (696,001)
    Balance at end                               45,197,683    42,828,013
  Pension Liability Adjustment                     (256,740)     (256,740)
  Unrealized Loss on Investments                    (31,258)      (11,612)
  Treasury Stock 1994          1993
     Class A   43,120 shares; 43,120 shares        (451,436)     (451,436)
     Class B  127,436 shares;115,890 shares      (3,757,231)   (3,386,769)
  Total Treasury Stock                           (4,208,667)   (3,838,205)
  Total Stockholders' Equity                     54,849,388    52,869,826
  Total Liabilities and Stockholders' Equity    $57,816,240   $55,752,570
                             See accompanying notes.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                     For the 3 Months         For the 9 Months
                                         Ended:                   Ended:
                                   9/30/94       9/30/93    9/30/94     9/30/93

CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net income                      $1,160,814  $1,184,589  $2,904,454  $2,424,183

Adjustments to reconcile net
 income to net cash provided
 by operating activities
   Depreciation                     142,525     152,376     427,582     453,829
 Change in assets and liabilities
   (Increase) Decrease in
     accounts receivable            163,060    (719,631)   (386,293) (1,073,623)
   (Increase) Decrease in
     inventories                    (51,353)    199,907    (872,845)   (719,959)
   (Increase) Decrease in prepaid
     income taxes                     7,024     212,691     101,063     (52,636)
   (Increase) Decrease in prepaid
     expenses                      (120,820)   (138,828)   (209,757)   (186,854)
   (Increase) Decrease in
     deferred income tax benefits    14,837       -----     (13,450)      -----
   (Decrease) Increase in
     accounts payable               143,802     226,433     167,612     135,938
   (Decrease) Increase in accrued
     taxes                          144,276      51,627      83,293      19,627
   (Decrease) Increase in accrued
     expenses                      (144,211)    (99,192)    275,577     217,989
   (Decrease) Increase in
     customer deposits             (165,084)     37,286    (380,403)    170,774
   (Decrease) Increase in other
     noncurrent liabilities         (72,197)    (69,004)    (61,971)     18,987
      Net Cash Provided by
       Operating Activities       1,222,673   1,038,254   2,034,862   1,408,255

CASH FLOW FROM INVESTING
 ACTIVITIES
   Net additions to plant and
    equipment                      (126,953)   (172,415)   (345,716)   (296,481)
   Increase in cash value of life
    insurance                      (126,198)      ------   (126,198)     ------
   Increase in note receivable      (42,805)      ------    (83,790)     ------
   Net sale (or purchase) of
     investments                   (626,118) (2,060,565)   (316,143)    450,299
      Net Cash Used In Investing
       Activities                  (922,074) (2,232,980)   (871,847)    153,818

CASH FLOWS FROM FINANCING
 ACTIVITIES
   Reacquired Class B common
    shares                           ------    (103,875)   (370,462)   (847,253)
   Dividends paid in cash          (177,766)   (165,549)   (534,784)   (502,943)
      Net Cash Used In Financing
       Activities                  (177,766)   (269,424)   (905,246) (1,350,196)

NET INCREASE (DECREASE) IN CASH     122,833  (1,464,150)    257,769     211,877

CASH, BEGINNING                     591,369   2,179,495     456,433     503,468

CASH, ENDING                       $714,202    $715,345    $714,202    $715,345

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.


Sales for the 1994 third quarter decreased by $44,490 from the third quarter of 1993, reflecting a level amount of orders and production. Cost of sales increased to 65.8% of sales as compared to 65.1% in 1993 from product mix variations and additional start-up costs related to the introduction of new models. Selling, general, and administrative expenses increased to 13.0% of sales as compared to 12.8% in 1993 due primarily to increased marketing activity. 1994 non-operating income was higher than 1993 reflecting variation in rates and amounts.

Third quarter 1994 sales increased by $410,290 over the previous quarter ended June 30, 1994 from incoming order volume and a reduction of the order backlog. Cost of sales decreased from ongoing production efficiencies to 65.8% of sales from 69.6%. Selling, general, and administrative expenses decreased to 13.0% from 14.5% of sales from the higher volume despite increased marketing activity. Non-operating income increased by $38,391 as compared to the previous quarter reflecting variation in rates.

PART II    OTHER INFORMATION
   Item 6.   Exhibits  and Reports on Form 8-K
   (a)       Exhibits
              (27) Financial Data Schedule
   (b)       No  reports  on Form 8-K were filed during the quarter  ended
              September 30, 1994.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          Allen Organ
Company
                                        (Registrant)

Date: October 28, 1994                  STEVEN MARKOWITZ
                                        Steven Markowitz, President and
                                        Chief Executive Officer

Date: October 28, 1994                  LEONARD W. HELFRICH
                                        Leonard W. Helfrich, Treasurer and
                                        Principal Accounting Officer