Form 10-K
period 1994-12-31
ALLEN ORGAN CO
filed 1995-03-10
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K

     (Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1994

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

       Securities registered pursuant to section 12 (b) of the Act:
                                          Name of each exchange
     Title of each class                   on which registered
                  None                        Not applicable

       Securities registered pursuant to section 12 (g) of the Act:

               Class B Common Shares, par value $1 per share
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ( X )

The Class A voting stock of the registrant is not registered pursuant to the Securities Exchange Act of 1934, is not publicly traded, and, therefore, no market value information exists for such stock held by non-affiliates.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date March 10, 1995:

Class A - Voting          84,984           Class B - Non-voting  1,278,903

                            ALLEN ORGAN COMPANY

                                   INDEX


Item
                                  PART I

1. Business
      - General developments of business
      - Industry Segments
      - Description of business
      - Financial information about foreign operations and export sales
2. Properties
3. Legal Proceedings
4. Submission of Matters to a Vote of Security Holders


                                  PART II

5. Market for the Registrants Common Stock and Related
      Security Holder Matters
6. Selected Financial Data
7. Management's Discussion and Analysis of Financial Condition and Results of Operations
8. Financial Statements
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                 PART III

10.   Directors and Executive Officers of the Registrant
11.   Executive Compensation
12.   Security Ownership of Certain Beneficial Owners and Management
13.   Certain Relationships and Related Transactions


                                  PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                  PART I
Item 1.    Business

                  General developments of business.
                Incorporated in Pennsylvania in 1945, Allen Organ Company ("Company") designs, manufacturers and markets electronic musical instruments, primarily digital computer organs and related accessories. The Company's Allen Integrated Assemblies division designs and manufacturers electronic assemblies for outside customers.

                  Industry segments.
                The  Company  conducts business in two  industry  segments.
           The primary business is electronic keyboard musical instruments and accessories. The secondary business provides subcontract design and manufacture of electronic assemblies for outside customers. For financial information concerning the segments, see Note 14 to the financial statements.

                  Description of business.
                 The Company has manufacturing, research, and sales facilities at its Macungie, Pennsylvania headquarters; and a wholly-owned subsidiary, Rocky Mount Instruments, Inc., a North Carolina corporation, has a manufacturing and sales facility at Rocky Mount, North Carolina. The principal source of the Company's musical instruments sales are through dealers, primarily independent retail music stores throughout the United States, with a lesser percentage distributed internationally. The electronic assemblies segment is an outgrowth of the technical skills and manufacturing capabilities developed by the Company in its own musical instruments business. This segment accounted for 13%, 11% and 9% of revenue in 1994, 1993, and 1992 respectively.
                The  principal raw materials used in the Company's products are electronic components and wood, both of which are readily available from various sources without undue difficulty.
                Although the Company has two major selling cycles,  peaking at Easter and Christmas, the difference between these periods and the rest of the Company's fiscal year sales is not significant enough for the Company to deem its business as seasonal.
                The  Company's working capital is sufficient  to  meet  the normal expansion of inventory and receivables. No excessive inventories are required to meet rapid delivery. The Company does not engage in any significant amounts of consignments, extended payment terms, or lease guarantees of its customers as are utilized by the industry. The Company has entered into product repurchase agreements concerning certain customers' financing arrangements. See Note 7 to the financial statements. The dollar amounts and number of times the Company has had to honor these repurchase agreements are negligible.
                The  Company is not dependent on any single, or small group of customers the loss of which would have a material adverse effect on the Company's business in connection with its principal business segment of electronic musical instruments. The second segment of manufacture of electronic assemblies for outside customers receives a majority of its business from one customer.
                The  dollar amount of order backlog believed to be firm  at the  end  of  the year was 3.9 million for 1993 and 3.3  million for  1994.  All orders are expected to be filled in the  current year.
                The  electronic organ industry is competitive involving  at least five (5) domestic and foreign companies. In addition, there are many small pipe organ companies in the institutional organ market. The organ market consists of two basic divisions, institutional (primarily churches) and home or entertainment. The Company believes it has a major position in the institutional market because of product performance at competitive prices and a smaller percentage of the home or entertainment market which is dominated by special marketing techniques.
                The  electronic assemblies segment is very competitive with numerous manufacturers capable of producing these products. Customers are generally obtained from a geographic area close to the manufacturer.
                The Company spent $668,552, $612,631, and $625,190 annually
           in   1992,   1993,  and  1994  respectively  on   research   and
           development.
                The  Company and its subsidiaries employ approximately  450 persons.
                The  Company is not aware of any problem in complying  with applicable federal, state, or local provisions with regard to the environment. The manufacturing requirements do not require any special expenditures to meet environmental compliances.

           Financial  information  about  foreign  operations  and   export
           sales.
                International export sales have been $4,786,299 in 1992, $4,607,680 in 1993, and $5,398,667 in 1994. The Company does not own manufacturing or sales facilities in any foreign countries.
                Effective January 3, 1994, the Company has established a Foreign Sales Corporation within the meaning of the Internal Revenue Code of 1986. This wholly-owned subsidiary is Allen Organ International, Inc., a Virgin Islands corporation.

Item 2.    Properties

                   The  Company believes that its facilities are  generally
            suitable and adequate for its administrative, sales, research, and manufacturing functions. The Company is reviewing a potential need to upgrade or expand its current production facilities. All land and buildings are owned by the Company, except number 4 which is currently owned by Rocky Mount Instruments.

                             (1) One-story masonry manufacturing building, about 222,000 square feet, plus a two-story 20,000 square foot technical headquarters, located on 20 acres in Macungie, Lehigh County, Pennsylvania.

                             (2) 160 acre tract of unimproved land adjacent to property (1) above.

                             (3) An international sales and exhibition center including a 500 seat auditorium and a 12,500 square foot museum and teaching facility on 17 acres, having an approximately 200 foot common boundary with Company owned land described above.

                             (4) One-story masonry manufacturing building, about 70,000 square feet, located on 47 acres in Rocky Mount, Nash County, North Carolina

Item 3.     Legal Proceedings

                There  is  no litigation requiring disclosure  pursuant  to
           Item 103 of regulation S-K.

Item 4.    Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1994.

                                  PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

           The Company's Class A voting shares are not registered pursuant to the Securities Exchange Act of 1934 and are not publicly traded. The Company's Class B non-voting stock trades on The NASDAQ Stock Market under the symbol AORGB.

           The high and low trade price information for each quarter during the last two years as reported by NASDAQ Market Information System is as follows:

                  1993             High           Low

                  First Quarter    34             29
                  Second Quarter   30 3/4         28 1/2
                  Third Quarter    32             29 1/4
                  Fourth Quarter   34             29 3/4

                  1994             High           Low

                  First Quarter    34             29 1/2
                  Second Quarter   39             31 1/2
                  Third Quarter    41 1/2         36 1/2
                  Fourth Quarter   39             35


           The Company has 9 Class A Shareholders and 432 Class B Shareholders of record as of March 10, 1995.

           During the past two fiscal years, the Company has declared dividends as follows:

                  Record of Quarterly Dividends Paid in 1993

                  Record Date      Payable        Amount

                  Cash 2/19/93   3/05/93          $.12
                  Cash 5/21/93   6/04/93          $.12
                  Cash 8/20/93   9/03/93          $.12
                  Cash11/19/93  12/03/93          $.14

                  Record of Quarterly Dividends Paid in 1994

                  Record Date      Payable        Amount

                  Cash 2/18/94   3/04/94          $.13
                  Cash 5/20/94   6/03/94          $.13
                  Cash 8/19/94   9/02/94          $.13
                  Cash11/18/94  12/02/94          $.16


Item 6.    Selected Financial Data

                                    Years Ended December 31,
                      1994        1993        1992        1991        1990

Net Sales         $28,842,789 $26,477,983 $26,238,092 $25,276,374 $25,720,937

Net Income         $4,449,703  $3,456,154  $3,397,045  $3,689,207  $4,688,719

Earnings per share   $   3.25   $    2.48   $    2.41   $    2.55   $    3.18

Cash dividends
 per share            $   .55       $ .50       $ .50       $ .48     $   .48

At Year End

  Total Assets    $58,464,695 $55,752,570 $53,581,050 $51,115,657 $49,666,906

  Long-Term Liabilities
   Liabilities            $ 0         $ 0         $ 0         $ 0         $ 0




Item 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations

       Liquidity and Capital Resources:
           The Company continues to maintain a strong financial position and high level of liquidity which enables it to generate funds internally to meet operating needs, capital expenditures and short-term obligations. Key indicators of the Company's liquidity are presented below:

                                                  December 31,
                                               1994         1993
           Working Capital                 $47,937,778  $45,033,700
           Current Ratio                     39.6 to 1    29.6 to 1
           Debt to Equity Ratio               .05 to 1     .05 to 1

           The Company's ratio of debt to equity has remained very low because of management's continuing policy of financing expansion with internally generated funds. This policy has enabled the Company to maintain its competitive advantage without incurring the costs associated with borrowed funds. The Company presently has no major commitments for capital expenditures which would require significant capital resources.

       Results of Operations:

       Sales and Net Income
           Net  sales  increased $2,364,806 (8.9%) during 1994 as  compared
       to  1993  when sales increased $239,891 (1.0%) from 1992.   Domestic
       and export sales by industry segment for the last three years are summarized below:
                                                 December 31,
                                        1994         1993         1992
       Musical Instruments
        Organ Products - Domestic   $19,772,391  $18,916,491  $18,984,935
        Organ Products - Export       5,398,667    4,607,680    4,786,299
         Subtotal                    25,171,058   23,524,171   23,771,234
       Electronic Assemblies -
        Domestic                      3,671,731    2,953,812    2,466,858
         Total                      $28,842,789  $26,477,983  $26,238,092

           The 1994 increase in domestic sales of organ products resulted from a higher volume of incoming orders, a reduction of the order backlog and from modest increases in selling prices. During 1994 new organ models were introduced in the majority of the Company's product line. These new models were very well received by both the Company's dealers and customers.
           Continued increases in domestic interest rates may have an adverse affect on the Company's future operating results.
           The 1993 domestic sales of organ products was virtually unchanged from 1992, reflecting the limited changes in the economic climate.
           Organ  products  export  sales increased  in  1994  due  to  the relative  weakness  of  the  U. S. dollar  in  relation  to  foreign currencies. Economic changes in foreign countries and foreign exchange rates may affect future export sales.
           Additional marketing efforts and production capabilities have contributed to the sales increases in the Company's electronic assemblies segment.
           Gross profit margins on sales were 32.3%, 31.4% and 31.0% for the three years ended December 31, 1994. The increase in the 1994 gross profit margin when compared to 1993 and 1992 reflects increased sales levels and continued improvement in production efficiencies, despite continued rising costs.

       Income from Operations
           Operating income in the Company's musical instruments segment increased $544,589 (14.3%) in 1994, and $242,036 (6.8%) in 1993.
       These increases in operating income are attributable to higher sales over which to absorb fixed costs and continued efforts to improve production efficiencies by employing some of the latest technology in the manufacture of the Company's products.
           Operating income from the Company's electronic assemblies segment has increased primarily due to increases in sales volume.

       Other Income
           The variations in interest income in 1994, 1993, and 1992 are primarily attributable to the yields available on short-term investments and the amounts of principal invested.
           During 1994 the Company settled a lawsuit for wrongful prosecution brought against the attorneys for one of the Company's competitors. This resulted from a lawsuit the Company settled with its competitor in 1992.
           Other  income-net  for  1994  and  1992  includes  $385,000  and
       $200,000   respectively,  less  legal  expenses  related  to   these
       settlements.

       Selling, Administrative and Other Expenses
           Selling, administrative and other expenses increased by $283,228 (7.5%) in 1994 due to higher variable sales expenses related to the higher sales volume, while in 1993 these expenses decreased by $236,179 (5.9%), primarily due to lower advertising and legal costs.
       Income Taxes
           The effective tax rate decreased in 1994, primarily due to the formation of Allen Organ International, a Foreign Sales Corporation, and higher tax-free non-operating investment income.
           The decrease in 1993, when compared to 1992, was primarily due to an increase in tax exempt income generated by a larger portion of the company's assets being invested in tax exempt municipal bonds throughout 1993.
           In 1992, the Financial Accounting Standards Board issued the Financial Accounting Standard No. 109 - Accounting for Income Taxes. The Corporation adopted the new standard effective January 1992. The cumulative effect of this change in accounting for income taxes was to reduce the Corporation's deferred tax liability by $22,025 and also resulted in a one time increase in net income for 1992 in the same amount.

Item 8.    Financial Statements

            See Item 14 for index.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None

               CONCANNON, GALLAGHER, MILLER & COMPANY, P.C.
                     CERTIFIED PUBLIC ACCOUNTANTS
Michael J. Gallagher, CPA
Michael R. Miller, CPA
William C. Mason, CPA
Dale E. Grate, CPA
E. Barry Hetzel, CPA
Edward J. Quigley, Jr., CPA
John G. Estock, CPA
Howard D. Gneiding, CPA
Robert A. Oster, CPA
Robert E. Vitale, CPA
John F. Sharkey, Jr., CPA
Victor J. Meyer, CPA
David C. Gehringer, CPA
Gerard D. Stanus, CPA
Robert M. Caster, CPA
                       INDEPENDENT AUDITORS' REPORT

The Board of Directors
 and Shareholders
Allen Organ Company

      We have audited the accompanying consolidated balance sheets of Allen Organ Company and Subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allen Organ Company and Subsidiaries at December 31, 1994 and 1993 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


Concannon, Gallagher, Miller and Company, P.C.

Allentown, PA
January 27, 1995

Member of AICPA Division for CPA Firms  SEC and Private Companies Practice
                                 Sections

              ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                                                      December 31,
                      ASSETS                       1994        1993
CURRENT ASSETS
 Cash                                             $105,067    $456,433
 Investments, including accrued interest        36,783,908  34,960,608
 Accounts receivable                             3,052,683   3,050,496
 Inventories                                     8,794,765   7,872,339
 Prepaid income taxes                              276,580     101,063
 Prepaid expenses                                   98,903     157,068
 Deferred income tax benefits                       67,420       8,439
     Total Current Assets                       49,179,326  46,606,446
PROPERTY, PLANT AND EQUIPMENT, AT COST,
 LESS ACCUMULATED DEPRECIATION                   7,163,476   7,329,495
OTHER ASSETS
 Intangible pension asset                          443,273     517,263
 Inventory held for future service               1,145,511   1,098,861
 Deferred income tax benefits                       43,116           0
 Cash value of life insurance                      408,138     200,505
 Note receivable                                    81,855           0
     Total Other Assets                          2,121,893   1,816,629
     Total Assets                              $58,464,695 $55,752,570

   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                 $171,791    $191,562
 Accrued taxes on income                                 0      60,983
 Accrued salaries and commissions                  308,941     274,331
 Other accrued expenses                            314,159     150,478
 Customer deposits                                 446,657     895,392
   Total Current Liabilities                     1,241,548   1,572,746
NONCURRENT LIABILITIES
 Deferred liabilities                               77,917     233,128
 Accrued pension cost                            1,374,007   1,076,870
   Total Noncurrent Liabilities                  1,451,924   1,309,998
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
 Common stock, par value $1 per share
 Authorized
   Class A shares - 400,000 in 1994 and 1993
   Class B shares - 3,600,000 in 1994 and 1993
 Issued
   Class A shares (voting)
    - 128,104 in 1994 and 1993                     128,104     128,104
   Class B shares (nonvoting)
    - 1,409,889 in 1994 and 1993                 1,409,889   1,409,889
    Total Common Stock                           1,537,993   1,537,993
 Capital in excess of par value                 12,610,377  12,610,377
 Retained earnings                              46,524,142  42,828,013
 Unrealized loss on investments                    (98,399)    (11,612)
 Pension liability adjustment                     (489,823)   (256,740)
  Subtotal                                      60,084,290  56,708,031
 Less cost of common shares in treasury
   1994 - 43,120 Class A shares and
    130,336 Class B shares                       4,313,067
   1993 - 43,120 Class A shares and
    115,890 Class B shares                                   3,838,205
     Total Shareholders' Equity                 55,771,223  52,869,826
     Total Liabilities and
     Shareholders' Equity                      $58,464,695 $55,752,570

 The accompanying notes are an integral part of the consolidated financial statements.

              ALLEN ORGAN COMPANY AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS



                                             Years Ended December 31,
                                          1994         1993         1992
NET SALES                             $28,842,789  $26,477,983  $26,238,092
COSTS AND EXPENSES
  Cost of sales                        19,535,326   18,153,170   18,102,730
  Selling, administrative and
   other expenses                       4,058,058    3,774,830    4,011,009
    Total Costs and Expenses           23,593,384   21,928,000   22,113,739
INCOME FROM OPERATIONS                  5,249,405    4,549,983    4,124,353
OTHER INCOME
  Interest income                       1,355,304    1,074,100    1,202,927
  Other income, net                       345,994       28,071      278,740
   Total Other Income                   1,701,298    1,102,171    1,481,667
INCOME BEFORE TAXES ON INCOME AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                   6,950,703    5,652,154    5,606,020
TAXES ON INCOME
  Current                               2,525,000    2,228,000    2,261,000
  Deferred                                (24,000)     (32,000)     (30,000)
   Total Taxes on Income                2,501,000    2,196,000    2,231,000
INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE      4,449,703    3,456,154    3,375,020
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                           0            0       22,025
NET INCOME                              4,449,703    3,456,154    3,397,045
RETAINED EARNINGS
  Balance, January 1                   42,828,013   40,067,860   37,376,135
  Deduct cash dividends (1994 - $.55,
   1993 - $.50, 1992 - $.50)              753,574      696,001      705,320
  Balance, December 31                $46,524,142  $42,828,013  $40,067,860
EARNINGS PER SHARE BEFORE
 CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                $    3.25    $    2.48    $    2.39
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                          --           --          .02
EARNINGS PER SHARE                      $    3.25    $    2.48    $    2.41

 The accompanying notes are an integral part of the consolidated financial statements.

              ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Years Ended December 31,
                                          1994         1993         1992
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                            $4,449,703   $3,456,154   $3,397,045
 Adjustments to reconcile net
  income to net cash provided
  by operating activities
 Cumulative effect of change in
  accounting principle                          0            0      (22,025)
 Depreciation and amortization            562,241      594,144      628,688
 Amortization of bond premiums            218,519      252,278       56,142
 Loss (Gain) on sale of property,
  plant and equipment                      43,829        7,654         (974)
 Loss (Gain) on sale of investments         1,853       (1,530)        (268)
 Loss on sale of other assets                   0        1,831            0
 Change in assets and liabilities
  Accounts receivable                      (2,187)     (44,205)     737,464
  Inventories                            (969,076)    (880,826)     194,573
  Prepaid income taxes                   (175,517)     (62,787)     545,188
  Prepaid expenses                         58,165       43,682      (29,962)
  Deferred income tax benefits             64,729       (8,439)     115,303
  Accounts payable                        (19,771)      (2,955)     (76,458)
  Accrued taxes on income                 (60,983)      28,983        8,934
  Accrued salaries and commissions         34,610       34,269     (139,686)
  Other accrued expenses                  163,681       39,698       69,688
  Customer deposits                      (448,735)     285,847      244,338
  Deferred taxes and liabilities         (155,211)     (38,500)    (152,803)
  Other noncurrent liabilities            (28,782)         418       21,774
   Net Cash Provided by
    Operating Activities                3,737,068    3,705,716    5,596,961
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash proceeds from maturity of
  investments classified as
  held to maturity                     40,285,010   52,777,125   69,620,665
 Cash paid for purchase of
  investments classified as
  held to maturity                    (40,883,194) (52,589,537) (73,873,342)
 Cash paid for purchase of
  investments classified as
  available for sale                   (1,532,275)  (1,868,470)           0
 Cash proceeds from sale of
  other assets                                  0        7,830            0
 Increase in cash value of
  life insurance                         (207,633)    (121,474)     (79,031)
 Increase in note receivable              (81,855)           0            0
 Cash proceeds from sale of
  property, plant and equipment               100       27,410        1,355
 Cash paid for purchase of
  property, plant and equipment          (440,151)    (438,843)    (321,599)
   Net Cash Used in Investing
    Activities                         (2,859,998)  (2,205,959)  (4,651,952)
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid in cash                 (753,574)    (696,001)    (705,320)
  Reacquired Class A and B
   common shares                         (474,862)    (850,791)    (103,924)
     Net Cash Used in Financing
      Activities                       (1,228,436)  (1,546,792)    (809,244)

NET (DECREASE) INCREASE IN CASH          (351,366)     (47,035)     135,765

CASH, JANUARY 1                           456,433      503,468      367,703

CASH, DECEMBER 31                        $105,067     $456,433     $503,468

       SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
CASH PAID DURING THE YEAR
 FOR INCOME TAXES                      $2,767,260   $2,240,173   $1,727,427

 The accompanying notes are an integral part of the consolidated financial statements.

              ALLEN ORGAN COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 Significant Accounting Policies
           The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.
           Effective   January   3,   1994,   the   Company   has
       established  a  Foreign  Sales  Corporation   within   the
       meaning of the Internal Revenue Code of 1986. This wholly-owned subsidiary is Allen Organ International, Inc., a Virgin Islands corporation.
           Financial instruments that potentially subject the Company to credit risk consist principally of short- term investments and trade receivables. The Company places substantially all of its investments in federal, state and local government obligations and, by policy, limits the amount of credit exposure in any one investment. The Company sells its products through an established dealer network. The credit risk associated with related receivables is limited due to the large number of dealers and their geographic dispersion.
           Inventories are valued at the lower of cost or ma rket. Cost is determined using the first-in, first- out
       (FIFO) method for substantially all inventories.
           Property, plant and equipment are stated at cost. Depreciation is computed over estimated useful asset lives using both straight-line and accelerated methods for financial reporting and accelerated methods for tax reporting.
           Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), additional pension liability and unrealized losses on investments not recognized for tax purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.
           During 1993, the Company adopted Statement of Financial Accounting, Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the company to classify its investments in marketable debt and equity securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity net of deferred tax benefit or liability. Securities classified as held to maturity are carried at amortized cost.

NOTE 2  Investments
       The  cost and fair value of investments in debt and equity securities are as follows:
                                     Gross      Gross      Gross
                                   Amortized  Unrealized Unrealized  Fair
                                     Cost       Gains      Losses    Value
      December 31, 1994
       Available for sale
        Equity securities          $435,462  $           $27,257    $408,205
        Mutual Funds              2,959,627    14,169    152,732   2,821,064

       Held to maturity
        U.S. Treasury Bills      18,478,846                       18,478,846
        Municipal Bonds          14,560,581              235,510  14,325,071
        Federal Agency Bonds        515,212               31,977     483,235

         Totals                 $36,949,728   $14,169   $447,476 $36,516,421

      December 31, 1993
       Available for sale
        Equity securities          $ 29,310  $          $           $ 29,310
        Mutual Funds              1,839,495               20,051   1,819,444

       Held to maturity
        U.S. Treasury Bills      22,138,695                       22,138,695
        Municipal Bonds          10,973,159    79,419             11,052,578

         Totals                 $34,980,659   $79,419    $20,051 $35,040,027

           Marketable  debt  securities  classified  as  held  to
       maturity have an average contractual maturity of approximately 1 year or less.
           The change in net unrealized holding losses on securities available for sale in the amount of $145,769 and $20,051, net of deferred tax benefits of $58,982 and $8,439 has been charged to shareholders' equity for the years ended December 31, 1994 and 1993 respectively.

NOTE 3 Inventories
                                                December 31,
                                             1994         1993
           Finished goods                  $ 450,015    $ 770,514
           Work in process                 4,884,735    4,361,553
           Raw materials                   3,460,015    2,740,272
            Total                         $8,794,765   $7,872,339

     The  Company maintains an inventory of various parts  to  be used  to  service organs as future needs arise.  This  inventory,
$1,145,511  and  $1,098,861  at  December  31,  1994  and   1993,
respectively, is reported as a noncurrent asset.

NOTE 4 Property, Plant and Equipment
                                                      December 31,
                                                   1994        1993

           Land and improvements                $2,405,086   $2,353,086
           Buildings and improvements            7,161,749    7,138,927
           Machinery and equipment               5,280,722    5,432,881
           Office furniture and equipment          858,745      834,732
           Vehicles                                171,685      167,442
            Subtotal                            15,877,987   15,927,068
           Less accumulated depreciation         8,714,511    8,597,573
            Total                               $7,163,476   $7,329,495

NOTE 5 Note Receivable
           The Company has entered into a Split-Dollar Life Insurance agreement with its President who is the insured and owner of the policy. The policy owner shall pay the portion of the premium equal to the value of the economic benefit determined in accordance with applicable IRS Revenue Rulings. The Company shall pay the balance of the net premiums which shall approximate $40,000 annually.
           The agreement provides that the Company shall be entitled to recover the amount of premiums paid out of the built up cash value upon termination of the agreement or out of the proceeds upon the death of the insured. As security for repayment the Company is a collateral
       assignee  of  the  policy  to  the  extent  of  any   such
       unreimbursed premium.

NOTE 6 Income Taxes
           The   provision  for  income  taxes  consists  of  the
       following:
                     1994                 1993                 1992
                  Currently             Currently            Currently
              Payable   Deferred    Payable  Deferred    Payable   Deferred
Federal     $1,958,000 $ (17,000) $1,705,000 $(24,000) $1,717,000 $ (22,000)
State          567,000    (7,000)    523,000   (8,000)    544,000    (8,000)
 Total      $2,525,000 $ (24,000) $2,228,000 $(32,000) $2,261,000 $ (30,000)
    A reconciliation of the provision for income taxes with the statutory rate follows:

                               1994            1993             1992
Statutory provision for
 federal income tax       $2,363,000 34.0% $1,922,000 34.0% $1,906,000 34.0%
State taxes, net of
 federal tax benefits        370,000  5.3     340,000  6.0     353,000  6.3
Tax credits                  (22,000)(0.3)     (9,000)(0.2)    (16,000)(0.3)
Other items, net            (210,000)(3.0)    (57,000)(1.0)    (12,000)(0.2)
 Total                    $2,501,000 36.0% $2,196,000 38.8% $2,231,000 39.8%

     The following temporary differences give rise to the net deferred tax liability at December 31, 1994 and 1993.
                                                   1994         1993
       Deferred Tax Liability
        Excess of tax depreciation over
         book depreciation                      $(381,000)   $(420,529)

       Deferred Tax Assets
        Deferred compensation not recognized
         for tax purposes                          32,659       35,947
        Pension liability adjustment not
         recognized for tax purposes              353,419      186,564
        Excess of pension expense for book
         purposes over tax                         38,038       50,307
        Unrealized loss not recognized for
         tax purposes                              67,420        8,439
         Total Deferred Tax Assets                491,536      281,257
         Net Deferred Tax Asset (Liability)      $110,536    $(139,272)

           Deferred taxes are presented in the company's financial statements as follows:
                                                    1994         1993
          Current deferred tax asset              $67,420       $8,439
          Non-current deferred tax asset           43,116            0
          Non-current deferred tax liability            0     (147,711)
            Net deferred tax asset (liability)   $110,536    $(139,272)

           Effective January 1, 1992, the Company adopted SFAS No. 109 and recorded a tax credit of $22,025 or $.02 per share, which amount represents the net decrease to the deferred tax liability as of that date. Such amount has been reflected in the consolidated statements of income as the cumulative effect of an accounting change. The effect of the change on 1992 net income, excluding the cumulative effect upon adoption, was not significant.

NOTE 7  Commitments and Contingencies
           As of December 31, 1994, the Company is contingently liable for a maximum amount of approximately $1,145,525 in connection with the financing arrangements of certain customers.
           Under the terms of an agreement with the wife of the late Chairman and principal shareholder, the Company may be required to purchase within eight months of her death, at the option of her personal representative, certain Class B Common Shares then owned by her or includable in her estate for Federal Estate Tax purposes, subject to the limitations of Section 303 of the Internal Revenue Code. At December 31, 1994, the shareholder owned or would have includable in her estate 258,950 shares of Class B Common Stock. The Company has purchased life insurance on the life of the shareholder with a face value of $6,000,000 to assist in funding possible future liability under the terms of the agreement.

NOTE 8 Retirement Plans
           The Company sponsors two noncontributory pension plans which cover substantially all of its employees. Salaried plan benefits are generally based on the employee's years of service and compensation levels. Hourly plan benefits are based on various monthly amounts for each year of credited service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time. Plan assets are comprised principally of cash equivalents, U.S. Government obligations, fixed income securities, and equity securities.

           A  summary  of the components of net periodic  pension
       cost for the plans is as follows:
                                               1994       1993       1992
           Service cost - benefits earned
            during the period                $274,987   $281,265   $275,000
           Interest cost on projected
            benefit obligations               839,838    802,143    705,000
           Return on assets
             Actual                            27,301   (771,932)  (670,000)
             Deferred gain (loss)            (834,046)    16,014    (56,000)
           Amortization of net loss from
            prior periods                       8,649      2,010
           Amortization of unrecognized
            prior service cost                 73,990     73,990     74,000
           Amortization of initial
            unrecognized net asset            (72,008)   (72,008)   (72,000)
             Net Pension Cost                $318,711   $331,482   $256,000

 The  funded  status of the Company's pension plans  at  December
 31, 1994 and 1993 is as follows:
                                    1994                      1993
                          Plans Whose  Plans Whose  Plans Whose  Plan Whose
                            Assets     Accumulated    Assets     Accumulated
                            Exceed        Plan        Exceed        Plan
                          Accumulated   Benefits    Accumulated   Benefits
                             Plan        Exceed        Plan        Exceed
                           Benefits      Assets      Benefits      Assets
Actuarial present value of
 benefit obligations:
  Vested benefits        $(5,052,381) $(5,827,204) $(4,542,394) $(5,637,291)
  Nonvested benefits         (19,778)     (27,906)    (130,055)     (40,732)
Accumulated benefit
 obligation               (5,072,159)  (5,855,110)  (4,672,449)  (5,678,023)
Effect of assumed
 increase in compensation
 levels for salaried plan   (955,449)       -         (981,359)        -
Projected benefit
 obligations for service
 rendered to date         (6,027,608)  (5,855,110)  (5,653,808)  (5,678,023)
Plan assets at fair value  5,507,072    4,639,396    5,588,195    4,755,402
Plan assets in excess of
 (less than) projected
  benefit obligation        (520,536)  (1,215,714)     (65,613)    (922,621)
Unrecognized prior
 service cost                    -        443,273         -         517,263
Unrecognized net asset at
 transition                 (452,052)     (52,008)    (516,630)     (59,438)
Unrecognized net loss        814,295      895,221      427,994      502,742
Adjustment to recognize
minimum liability                -     (1,286,486)         -       (960,567)
Accrued Pension Cost       $(158,293) $(1,215,714)  $ (154,249) $  (922,621)

           Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" requires the recognition of an additional minimum liability for defined benefit plans for which the accumulated benefit obligation exceeds plan assets. This amount, $1,286,486 in 1994 and $960,567 in 1993, has been recorded as a noncurrent liability with an offsetting intangible asset amounting to $443,273 in 1994 and $517,263 in 1993.
       Because the asset recognized may not exceed the amount of unrecognized prior service cost, the balance of $843,213 in 1994 and $443,304 in 1993, net of tax benefits of $353,390 in 1994 and $186,564 in 1993, is reported as a separate reduction of shareholders' equity.
           The projected benefit obligation for the plans was determined using an assumed discount rate of 7.5%. An assumed long-term compensation increase rate of 7% was used for the salaried plan. The assumed long-term rate of return on plan assets was 8%.
           In November 1994, the Company established a 401(k) deferred compensation and profit sharing plan for the benefit of all eligible employees. The plan allows eligible employees to defer a portion of their annual compensation, pursuant to Section 401(k) of the Internal Revenue Code. Company profit-sharing contributions to the plan are discretionary as determined by the Company's board of directors. The Company contributed $136,501 to the plan in 1994.

NOTE 9 Other Deferred Liabilities
                                                  December 31,
                                               1994        1993
           Deferred compensation expense   $  77,917    $  85,417
           Deferred income taxes                   0      147,711
            Total                          $  77,917    $ 233,128


NOTE 10   Common Stock, Capital in Excess of Par Value and
Treasury Stock

                     Common Stock               Capital In
              Class A             Class B        Excess of    Treasury Stock
          Shares   Amount    Shares    Amount    Par Value   Shares    Amount
Balance,
December 31,
1991      128,104 $128,104 1,409,889 $1,409,889 $12,610,377 126,604 $2,883,490
Reacquired
 Class B
 shares                                                       3,800    103,924
1992      128,104  128,104 1,409,889  1,409,889  12,610,377 130,404  2,987,414
Reacquired
 Class B
 Shares                                                      28,606    850,791
1993      128,104  128,104 1,409,889  1,409,889  12,610,377 159,010  3,838,205
Reacquired
 Class B
 Shares                                                      14,446    474,862
1994      128,104 $128,104 1,409,889 $1,409,889 $12,610,377 173,456 $4,313,067

NOTE 11    Earnings Per Share
           Earnings  per  share  were  computed  using  1,370,486
       shares  in  1994, 1,392,119 shares in 1993, and  1,410,373 shares in 1992, the weighted average number of shares outstanding during each year.

NOTE 12    Export Sales
           In 1994, 1993 and 1992, net sales by the musical instruments segment include export sales, principally to Canada, Europe and the Far East of $5,398,667, $4,607,680 and $4,786,299, respectively.

NOTE 13    Research and Development Expense
           Research  and development expenditures are charged  to
       expense  as incurred. During 1994, 1993 and 1992, research
       and    development   expenditures   aggregated   $625,190,
       $612,631 and $688,552, respectively.

NOTE 14     Industry Segment Information
           The  Company's  operations  are  classified  into  two
       industry segments: musical instruments and electronic assemblies. The musical instruments segment is comprised
       of   operations  principally  involved  in   the   design,
       manufacture, sale and distribution of electronic  keyboard musical  instruments,  primarily digital  computer  organs
       and   related  accessories.   The  electronic   assemblies
       segment  is involved in the design, manufacture, sale  and
       distribution   of   electronic  assemblies   for   outside
       customers  used  primarily as control  devices  and  other circuitry in their products.
           Following  is  a summary of segmented information  for
       1994, 1993 and 1992.
                                                   December 31,
                                          1994         1993         1992
Net Sales to Unaffiliated Customers
  Musical instruments                 $25,171,058  $23,524,171  $23,771,234
  Electronic assemblies                 3,671,731    2,953,812    2,466,858
   Total                              $28,842,789  $26,477,983  $26,238,092

Income from Operations
  Musical instruments                  $4,356,912   $3,812,323   $3,570,287
  Electronic assemblies                   892,493      737,660      554,066
   Total                               $5,249,405   $4,549,983   $4,124,353

Identifiable Assets
  Musical instruments                 $18,827,345  $18,319,110  $17,793,018
  Electronic assemblies                 1,329,090    1,032,081      823,507
   Subtotal                            20,156,435   19,351,191   18,616,525
  General corporate assets             38,308,260   36,401,379   34,964,525
   Total                              $58,464,695  $55,752,570  $53,581,050

Capital Expenditures
  Musical instruments                  $  440,151   $  438,843   $  321,599
Depreciation
  Musical instruments                  $  562,241   $  594,144   $  628,688

       Identifiable assets by segment are those  assets  that
       are used in the Company's operations within that segment. General corporate assets consist principally of cash and short-term investments.
           The Company's electronic assemblies segment derived the majority of its revenues from one customer. The Company's musical instrument segment is not dependent on any single customer.

NOTE 15    Legal Settlement
           During 1994 the Company settled a lawsuit for wrongful prosecution brought against the attorneys for one of the Company's competitors. This resulted from a lawsuit the Company settled with its competitor in 1992.
           Other income-net for 1994 includes $385,000 less legal expenses related to this settlement.

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.

           (a) Identification of Directors
                                                               Time Period
                              Date Term                         Position
    Name                       Expires       Age  Position         Held

Steven Markowitz             Next Annual     41   Director     Since 1980
                           Meeting in 1995

Eugene Moroz                 Next Annual     71   Director     Since 1968
                           Meeting in 1995

Leonard W. Helfrich          Next Annual     65   Director     1964 - 1968 and
                           Meeting in 1995                     1972 to present

Orville G. Hawk              Next Annual     77   Director     Since 1989
                           Meeting in 1995

Albert F. Schuster           Next Annual     75   Director     Since 1989
                           Meeting in 1995

Martha Markowitz             Next Annual     73   Director     Since 1991
                           Meeting in 1995


           (b) Identification of Executive Officers.  All have served in executive capacities for at least five years.
                                                                 Time Period
                              Date Term                           Position
Name                           Expires       Age  Position          Held

Steven Markowitz             Next Annual     41   President*       1990 to
                           Meeting in 1995                         present

Eugene Moroz                 Next Annual     71   Vice President,  Since 1965
                           Meeting in 1995        Assistant
                                                  Secretary

Leonard W. Helfrich          Next Annual     65   Secretary,      1958 - 1968
                           Meeting in 1995        Treasurer**     and 1971 to
                                                                  present

William H. Kemmler           Next Annual     67   Vice President  May, 1991
                           Meeting in 1995                        to present

Dwight A. Beacham            Next Annual     48   Assistant Vice  May, 1991
                           Meeting in 1995        President       to present


   *  Steven  Markowitz  was  elected President at the  annual  meeting  on
      May  22,  1990.   He  previously  was  Vice  President--International
      Operations.

   ** Leonard   Helfrich  who  was  formerly  Assistant  Treasurer   became
      Treasurer at the annual meeting on May 22, 1990.

           (c)  Identification of Certain Significant Employees.

                       Not required to be answered.

           (d)  Family Relationships.

                  Except for Martha Markowitz and Steven Markowitz, who are mother and son, there is no family relationship between any officers or directors of the Company.

           (e)  Business Experience.

                  (1) All officers and directors, except Orville G. Hawk, Albert F. Schuster, and Martha Markowitz, have been employees of the Company in executive capacities for at least the last five years. Mr. Hawk who has been retired more than five (5) years was formerly Chairman of the Board and President of First National Bank of Allentown. Mr. Schuster is a church director of music and prior to his retirement more than five (5) years ago was a supervisor at Bethlehem Steel Corporation. Mrs. Markowitz is the widow of Jerome Markowitz, the Company's founder, and represents the family interests.

            (f)    Involvement  in  Certain  Legal   Proceedings   by
                   Directors or Officers.

                       None.

            (g)  Compliance with Section 16(a) of the Exchange Act.

                       No transaction required to be reported.

Item 11.    Executive Compensation.
                 Deleted paragraphs and/or columns are not required to be answered.

             (b)  SUMMARY COMPENSATION TABLE:
                                     Annual Compensation   All Other
                                        Salary   Bonus    Compensation *
Name and Principal Position      Year     $        $           $

Steven A. Markowitz, President   1994   90,607   22,105      32,249
  (Chief Executive Officer)      1993   86,944   19,225      32,905
                                 1992   78,956   17,780

Leonard W. Helfrich, Secretary   1994   82,722   20,875
  (Treasurer)                    1993   80,288   18,155
                                 1992   73,650   17,255

*Value of Split Dollar Life Insurance. See Note 5 to the accompanying consolidated financial statements for additional information on this arrangement.

             (f)  Defined Benefit or Actuarial Plan Disclosure.

                   Estimated Annual Benefit obtained from 1994 Actuarial Valuation Report:

                   Steven A. Markowitz     $52,166.  Age 41.
                   Leonard W. Helfrich     $24,495.  Age 65.

                  Amounts shown are calculated from prior compensation to date and estimated compensation to normal retirement age (65).

             (g)  Compensation of Directors:

                  Non-employee Directors receive  $250  for each Board and
                  committee meeting attended plus reasonable expenses   in
                  connection  with  attendance.    EmployeeDirectors  receive
                  no additional compensation for their services as a Director.

             (h) Employment Contracts and Termination of Employment and Change in Control Arrangements:

                  There are no employment contracts between the Company and any of the Company's Executive Officers. Mr. Markowitz, Mr. Moroz and Mr. Helfrich participate in an officer bonus plan whereby a bonus is distributed to each participant officer in proportion to the annual salary of all participants. The bonus pool is .9% of consolidated pre-tax profit for the fiscal year after elimination of bonus accrual, patent income, patent litigation, and non-operating extraordinary gains or losses.


             (j)  Additional Information with  Respect  to Compensation
                  Committee    Interlocks    and    Insider Participation
                  in Compensation Decisions:

                  (1)  Leonard   W. Helfrich, Secretary, Treasurer, and
                       Director of  the Company,  is  the  sole member of
                       the Compensation Committee of the Board of Directors whose function is to set the compensation of the
                       President.   The compensation of all other employees
                       is set by or  at the direction of the President.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

             (a) Voting securities of the registrant owned of record or beneficially by each person who owns of record, or is known by the registrant to own beneficially, more than 5 per cent of
             any   class  of  such  securities.   Class  A  Common   Shares
             constitute   the   only   securities   with   voting   rights.
             Information as of December 31, 1994.
                                          Amount and
                                          Nature of
            Names and           Title of  Beneficial   % of
            Addresses             Class   Ownership    Class
            Jerome Markowitz        A     81,531       95.9%
            Trust (2)                     (1)
            821 N. 30th St.
            Allentown, PA

            (1)  Sole voting and investment power

            (2)  The  shares are held by Trustees under an Inter  Vivos
                 Trust established by Mr. Markowitz, who died in February, 1991, for the benefit of his family, principally his widow, Martha Markowitz. The Trustees are Steven Markowitz, President and a Director of the Company, and Martha Markowitz, a Director of the Company.

           (b) Each class of equity securities of the registrant or any of its parents or subsidiaries, other than directors' qualifying shares, beneficially owned directly or indirectly by all directors naming them and directors and officers of the registrant, as a group, without naming them. Information as of December 31, 1994.

                                                   Percent  Percent
                                        Nature of     of       of
                 Class     Class        Beneficial  Class    Class
Directors          A         B          Ownership     A        B

Steven Markowitz     58                 (1) (3)      .07 %
                           13,562       (1) (3)               1.0 %
                 81,531*                (2) (4)    95.9 %
                          242,016*      (2) (4)              18.7 %

Eugene Moroz
                              799       (1) (3) as
                                        to 799
                           12,156       (2) (4) as
                                        to 12,156             1.0 %
Leonard W.
Helfrich                      328       (2) (4)                .03%


Orville G. Hawk
                               50       (2) (4)                .004   %

Martha Markowitz
                           16,934       (1) (3)               1.3 %
                 81,531*                (2) (4)    95.9  %
                          242,016*      (2) (4)              18.7 %

                                                   Percent  Percent
All Directors                                        of       of
and Officers     Class     Class                    Class    Class
as a Group         A         B                        A        B

     6           81,589** 285,845**                95.97%**  22.12%

              (1)   Sole voting power
              (2)   Shared voting power
              (3)   Sole investment power
              (4)   Shared investment power

              *   Shares owned by the Jerome Markowitz Trust  for
                  which Martha Markowitz and Steven Markowitz, Co-Trustees, have shared voting and investment power and of which Martha Markowitz is the primary beneficiary and Steven Markowitz, one of the residuary beneficiaries.

              ** The shares held by the Jerome Markowitz Trust are not duplicated in the totals for the Class A and Class B Shares.

     (c)      Changes in Control.  Not required to be answered.

Item 13.    Certain Relationships and Related Transactions

            See Note 7 to Financial Statements, Item 14(a)(1), incorporated by reference hereto concerning an agreement between the Company and Martha Markowitz, a Director of the Company.

                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)  (1)  Financial Statements

                 The following consolidated financial statements of Allen Organ Company and its subsidiaries are included in
                 Part II, Item 8:

                 Independent Auditors Report.

                 Consolidated Balance Sheets as of December 31,  1994
                 and 1993.

                 Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1994, 1993, and 1992.

                 Consolidated Statements of cash flows for the years ended December 31, 1994, 1993, and 1992.

                 Notes to Consolidated Financial Statements.

                 The individual financial statements of the Registrant have been omitted since it is primarily an operating company and all subsidiary companies are wholly owned.

            (a)  (2) Financial Statement Schedules

                  Financial schedules are omitted as not applicable.

            (a)  (3) Exhibits
                  Exhibit No.    Description
                   3.1(1)      Articles of Incorporation as amended
                   3.2(2)      Bylaws, as amended
                  10.1(2)      Officers Bonus Plan as amended December 2,
                                1991
                  10.2(3)      Agreement of Amendment between the Company
                                and Martha Markowitz

                  1. Incorporated  by  reference  to  the  exhibit
                     filed with the Registrants Annual Report on Form 10-K for the year ended December 31, 1984.
                  2. Incorporated  by  reference  to  the  exhibit
                     filed with the Registrants Annual Report on Form 10-K for the year ended December 31, 1991.
                  3. Incorporated  by  reference  to  the  exhibit
                     filed with the Registrants Annual Report on Form 10-K for the year ended December 31, 1992.


            (b)   Reports  on  Form  8-K.  None  filed  during  fourth
                   quarter of 1994.




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALLEN ORGAN COMPANY

Date: March 10, 1995                STEVEN MARKOWITZ
                                    Steven Markowitz
                                    President and Director


Date: March 10, 1995                LEONARD HELFRICH
                                    Leonard Helfrich
                                    Secretary, Treasurer, and Director,
                                    Principal Financial and Accounting Officer


Date: March 10, 1995                EUGENE MOROZ
                                    Eugene Moroz
                                    Vice President and Director


Date: March 10, 1995                MARTHA MARKOWITZ
                                    Martha Markowitz
                                    Director