Form 10-Q
period 1995-03-31
ALLEN ORGAN CO
filed 1995-04-18
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
  (X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934
      For Quarter Ended March 31, 1995

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

                         Yes    X        No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of April 17, 1995:

                    Class A - Voting         84,984 shares
                    Class B - Non-voting  1,278,769 shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1. Financial Statements

           Consolidated Statements of Income for the three months ended March 31, 1995 and 1994

           Consolidated Balance Sheets at March 31, 1995 and
           December 31, 1994

           Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994

           Notes to Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II    Other Information

   Item 6. Exhibits and Reports on Form 8-K

   Signatures

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                 For the 3 Months
                                      Ended:
                                3/31/95     3/31/94

Net Sales                     $6,498,325  $7,231,105

Costs and expenses
 Costs of sales                4,593,040   5,074,288
 Selling, general and
  administrative               1,012,620     990,874
Total Costs and Expenses       5,605,660   6,065,162

Income from operations           892,665   1,165,943

Interest and other income        406,707     335,970

Income before taxes on
 income                        1,299,372   1,501,913

Provision for taxes on
 income                          475,000     600,000

Net Income                      $824,372    $901,913

Earnings per share                 $0.60       $0.65

Shares used in per share
calculation                    1,364,147   1,378,502

Dividends per share - Cash         $0.13       $0.13



                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                   March 31,    Dec 31,
                     ASSETS                          1995        1994
                                                  (Unaudited)  (Audited)
Current Assets
  Cash                                            $ 575,841   $ 105,067
  Accounts Receivable                             3,274,100   3,052,683
  Investments including accrued interest         36,803,217  36,783,908
  Inventories:
     Raw Materials                                3,646,219   3,460,015
     Work in Process                              5,026,324   4,884,735
     Finished Goods                                 756,712     450,015
     Total Inventories                            9,429,255   8,794,765
  Prepaid Income Taxes                                    0     276,580
  Prepaid Expenses                                  186,394      98,903
  Deferred Income Tax Benefits                       12,685      67,420
     Total Current Assets                        50,281,492  49,179,326
Property, Plant and Equipment                    15,932,635  15,877,987
  Less accumulated depreciation                  (8,844,458) (8,714,511)
     Total Property, Plant and Equipment          7,088,177   7,163,476
Other Assets
  Inventory held for Future Service               1,142,693   1,145,511
  Intangible Pension Asset                          443,273     443,273
  Deferred income tax benefits                       43,116      43,116
  Note Receivable                                    81,855      81,855
  Cash Value of Life Insurance                      408,138     408,138
     Total Other Assets                           2,119,075   2,121,893
     Total Assets                               $59,488,744 $58,464,695

                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
  Accounts Payable                                $ 220,837   $ 171,791
  Customer Deposits                                 464,836     446,657
  Accrued Taxes on Income                           145,508           0
  Accrued Expenses                                  649,235     623,100
     Total Current Liabilities                    1,480,416   1,241,548
Noncurrent Liabilities
  Deferred Liabilities                               76,042      77,917
  Accrued Pension Cost                            1,458,607   1,374,007
     Total Noncurrent Liabilities                 1,534,649   1,451,924
     Total Liabilities                            3,015,065   2,693,472
STOCKHOLDERS' EQUITY
  Common Stock   1995             1994
     Class A   128,104 shares;  128,104 shares      128,104     128,104
     Class B 1,409,889 shares;1,409,889 shares    1,409,889   1,409,889
  Capital in Excess of Par Value                 12,610,377  12,610,377
  Retained Earnings
     Balance at beginning of current fiscal year 46,524,142  42,828,013
     Net income                                     824,372   4,449,703
     Dividends - cash 1995 and 1994                (177,305)   (753,574)
     Balance at end                              47,171,209  46,524,142
  Pension Liability Adjustment                     (489,823)   (489,823)
  Unrealized Loss on Investments                    (18,067)    (98,399)
  Treasury Stock 1995           1994
     Class A    43,120 shares; 43,120 shares       (451,436)   (451,436)
     Class B   130,988 shares;115,890 shares     (3,886,574) (3,861,631)
  Total Treasury Stock                           (4,338,010) (4,313,067)
  Total Stockholders' Equity                     56,473,679  55,771,223
  Total Liabilities and Stockholders' Equity    $59,488,744 $58,464,695

See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                           For the 3 Months Ended:
                                              3/31/95    3/31/94
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                  $824,372   $901,913
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Depreciation                               130,414    142,527
 Change in assets and liabilities
   (Increase) Decrease in accounts
     receivable                              (221,417)  (502,014)
   (Increase) Decrease in inventories        (631,672)  (486,678)
   (Increase) Decrease in prepaid income
     taxes                                    276,580    101,063
   (Increase) Decrease in prepaid expenses    (87,491)  (134,536)
   (Increase) Decrease in deferred income
     tax benefits                              54,735    (16,215)
   (Decrease) Increase in accounts payable     49,046    118,121
   (Decrease) Increase in accrued taxes       145,508    449,736
   (Decrease) Increase in accrued expenses     26,135     22,758
   (Decrease) Increase in customer deposits    18,179     67,689
   (Decrease) Increase in other noncurrent
     liabilities                               82,725     76,973
      Net Cash Provided by Operating
       Activities                             667,114    741,337

CASH FLOW FROM INVESTING ACTIVITIES
   Net additions to plant and equipment       (55,115)   (81,593)
   Increase in note receivable                      0    (40,985)
   Net sale (or purchase) of short term
    investments                                61,023   (470,830)
       Net Cash Provided by (Used In)
        Investing Activities                    5,908   (593,408)

CASH FLOWS FROM FINANCING ACTIVITIES
   Reacquired Class B common shares           (24,943)   (45,311)
   Dividends paid in cash                    (177,305)  (179,237)
      Net Cash Used In Financing Activities  (202,248)  (224,548)

NET INCREASE (DECREASE) IN CASH               470,774    (76,619)

CASH, BEGINNING                               105,067    456,433

CASH, ENDING                                 $575,841   $379,814

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

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1994 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Sales for the first quarter of 1995 declined from 1994 by $732,780 from less incoming orders. The 1994 first quarter orders had been increased by the introduction of several new models during that year. Cost of sales decreased by $481,248 and the ratio increased to 70.7% of sales from 70.2% in 1994 from lower sales over which to absorb fixed overhead expenses. Selling, general and administrative expenses increased to 15.6% of 1995 sales from 13.7% due to the lower sales volume. Non-operating income for 1995 increased by $70,737 from increases in investment amounts and rates.

Sales decreased $675,831 from the preceding quarter ended December 31, 1994 from a lower volume of incoming orders. Cost of sales increased to 70.7% of sales as compared to 65.4% from lower sales over which to absorb fixed overhead expenses as well as variations in product mix. The selling, general and administrative expenses were basically equal. 1995 first quarter non-operating income decreased by $228,756 basically due to a non-recurring legal action recovery in the 1994 fourth quarter.

PART II    OTHER INFORMATION

   Item 6.  Exhibits  and Reports on Form 8-K

   (b)    No reports on Form 8-K were filed during the quarter ended March
           31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Allen Organ Company
                                        (Registrant)

Date: April 18, 1995                    STEVEN MARKOWITZ
                                        Steven Markowitz, President

Date: April 18, 1995                    LEONARD W. HELFRICH
                                        Leonard W. Helfrich, Treasurer and
                                        Principal Accounting Officer