Form 10-Q
period 1995-06-30
ALLEN ORGAN CO
filed 1995-07-20
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
  (X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended June 30, 1995

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

                         Yes    X        No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of July 20, 1995:

                    Class A - Voting         84,984 shares
                    Class B - Non-voting  1,278,360 shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements
          Consolidated Statements of Income for the three months ended June 30, 1995 and 1994

          Consolidated Balance Sheets at June 30, 1995 and December 31, 1994

          Consolidated Statements of Cash Flows for the three months ended June 30, 1995 and 1994

          Notes to Consolidated Financial Statements

   Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II    Other Information

   Item 4.Submission of Matters to a Vote of Security Holders
   Item 5.Other Information
   Item 6.Exhibits and Reports on Form 8-K

   Signatures

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                         For the 3 Months Ended:    For the 6 Months Ended:
                          6/30/95      6/30/94       6/30/95       6/30/94

Net Sales               $7,484,775   $7,013,619   $13,983,100   $14,244,724

Cost and expenses
 Costs of sales          5,152,998    4,879,605     9,746,038     9,953,893
 Selling, general and
  administrative         1,087,428    1,088,024     2,100,048     2,078,898
  Total Costs and
   Expenses              6,240,426    5,967,629    11,846,086    12,032,791


Income from operations   1,244,349    1,045,990     2,137,014     2,211,933


Interest and other
 income                    609,167      345,737     1,015,874       681,707

Income before taxes on
 income                  1,853,516    1,391,727     3,152,888     2,893,640

Provision for taxes on
 income                    675,000      550,000     1,150,000     1,150,000

Net Income              $1,178,516     $841,727    $2,002,888    $1,743,640

Earnings per share           $0.86        $0.62         $1.47         $1.27

Shares used in per
 share calculation       1,363,895    1,373,763     1,363,895     1,373,763

Dividends per share -
 Cash                        $0.13        $0.13         $0.26         $0.26


See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                   June 30,     Dec 31,
                     ASSETS                          1995        1994
                                                  (Unaudited)  (Audited)
Current Assets
  Cash                                           $ 1,449,357   $ 105,067
  Investments including accrued interest          37,077,193  36,783,908
  Accounts Receivable                              3,054,323   3,052,683
  Inventories:
     Raw Materials                                 3,430,609   3,460,015
     Work in Process                               5,378,936   4,884,735
     Finished Goods                                  739,624     450,015
     Total Inventories                             9,549,169   8,794,765
  Prepaid Income Taxes                                     0     276,580
  Prepaid Expenses                                   281,224      98,903
  Deferred Income Tax Benefits                             0      67,420
     Total Current Assets                         51,411,266  49,179,326
Property, Plant and Equipment                     16,043,453  15,877,987
  Less accumulated depreciation                   (8,975,954) (8,714,511)
     Total Property, Plant and Equipment           7,067,499   7,163,476
Other Assets
  Inventory held for Future Service                1,138,394   1,145,511
  Intangible Pension Asset                           443,273     443,273
  Deferred income tax benefits                        43,116      43,116
  Note Receivable                                     81,855      81,855
  Cash Value of Life Insurance                       408,138     408,138
     Total Other Assets                            2,114,776   2,121,893
     Total Assets                                $60,593,541 $58,464,695

                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Accounts Payable                                 $ 257,271   $ 171,791
  Accrued Taxes on Income                            144,934           0
  Other Accrued Expenses                             572,157     623,100
  Customer Deposits                                  520,789     446,657
     Total Current Liabilities                     1,495,151   1,241,548
Noncurrent Liabilities
  Deferred Liabilities                               121,288      77,917
  Accrued Pension Cost                             1,439,734   1,374,007
     Total Noncurrent Liabilities                  1,561,022   1,451,924
     Total Liabilities                             3,056,173   2,693,472
STOCKHOLDERS' EQUITY
  Common Stock   1995              1994
     Class A   128,104 shares;   128,104 shares      128,104     128,104
     Class B 1,409,889 shares; 1,409,889 shares    1,409,889   1,409,889
  Capital in Excess of Par Value                  12,610,377  12,610,377
  Retained Earnings
     Balance at beginning of current fiscal year  46,524,142  42,828,013
     Net income                                    2,002,888   4,449,703
     Dividends - cash 1995 and 1994                 (354,589)   (753,574)
     Balance at end                               48,172,441  46,524,142
  Unrealized Gain (Loss) on Investments               67,112     (98,399)
  Pension Liability Adjustment                      (489,823)   (489,823)
  Treasury Stock  1995           1994
     Class A    43,120 shares;  43,120  shares      (451,436)   (451,436)
     Class B   131,529 shares; 115,890  shares    (3,909,296) (3,861,631)
  Total Treasury Stock                            (4,360,732) (4,313,067)
  Total Stockholders' Equity                      57,537,368  55,771,223
  Total Liabilities and Stockholders' Equity     $60,593,541 $58,464,695

See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                    For the 3 Months         For the 6 Months
                                        Ended:                   Ended:
                                   6/30/95     6/30/94     6/30/95     6/30/94
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net income                     $1,178,516    $841,727  $2,002,888  $1,743,640

 Adjustments to reconcile net
  income to net cash provided
  by operating activities
   Depreciation                    132,944     142,530     263,358     285,057
 Change in assets and liabilities
   (Increase) Decrease in
     accounts receivable           219,777     (47,339)     (1,640)   (549,353)
   (Increase) Decrease in
     inventories                  (115,615)   (334,814)   (747,287)   (821,492)
   (Increase) Decrease in prepaid
     income taxes                     ---       (7,024)    276,580      94,039
   (Increase) Decrease in prepaid
     expenses                      (94,830)     45,599    (182,321)    (88,937)
   (Increase) Decrease in
     deferred income tax benefits   12,685     (12,072)     67,420     (28,287)
   (Decrease) Increase in
     accounts payable               36,434     (94,311)     85,480      23,810
   (Decrease) Increase in accrued
     taxes                            (574)   (510,719)    144,934     (60,983)
   (Decrease) Increase in accrued
     expenses                      (77,078)    397,030     (50,943)    419,788
   (Decrease) Increase in
     customer deposits              55,953    (283,008)     74,132    (215,319)
   (Decrease) Increase in other
     noncurrent liabilities         26,373     (66,747)    109,098      10,226
      Net Cash Provided by
       Operating Activities      1,374,585      70,852   2,041,699     812,189

CASH FLOW FROM INVESTING
 ACTIVITIES
   Net additions to plant and
    equipment                     (112,266)   (137,170)   (167,381)   (218,763)
   Increase in note receivable        ----       -----        ----     (40,985)
   Net sale (or purchase) of
    short term investments        (188,797)    780,805    (127,774)    309,975
      Net Cash Used In Investing
       Activities                 (301,063)    643,635    (295,155)     50,227

CASH FLOWS FROM FINANCING
ACTIVITIES
   Reacquired Class B common       (22,722)   (325,151)    (47,665)   (370,462)
    shares
   Dividends paid in cash         (177,284)   (177,781)   (354,589)   (357,018)
      Net Cash Used In Financing
       Activities                 (200,006)   (502,932)   (402,254)   (727,480)

NET INCREASE (DECREASE) IN CASH    873,516     211,555   1,344,290     134,936

CASH, BEGINNING                    575,841     379,814     105,067     456,433

CASH, ENDING                    $1,449,357    $591,369  $1,449,357    $591,369

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Sales for the 1995 second quarter increased by $471,156 from increased orders in comparison to 1994. Cost of sales remained equal to 1994 at 70% of sales. Selling, general, and administrative expenses decreased to 14.5% of sales as compared to 15.5% in 1994 due to increased sales. 1995 non-operating income was higher than 1994 reflecting variation in rates, amounts invested, and realized gains on sales of investments.

Second quarter 1995 sales increased by $986,450 over the previous quarter ended March 31, 1995 from increased orders. Cost of sales remained relatively equal at 70% of sales. Selling, general, and administrative expenses increased to 14.5% from 15.5% of sales from the higher volume of sales. Non-operating income increased by $202,460 as compared to the previous quarter reflecting variation in rates, amounts invested, and realized gains on sales of investments.

PART II    OTHER INFORMATION
   Item 4.   Submission of Matters to a Vote of Security Holders
   (a)       Annual Meeting:  May 16, 1995
   (b)       Election of the following directors for a one-year term:
             Steven Markowitz, Eugene Moroz, Leonard Helfrich, Martha Markowitz, Orville Hawk, and Albert Schuster
   (c)       In  addition to the election of directors and the waiver
             of reading of the minutes of the prior meeting, the shareholders ratified charitable deductions made in 1994 and all contracts, agreements, and employments by the Board of Directors and officers since the previous annual meeting in May, 1994. All resolutions were unanimously adopted by the vote of all shareholders present, in person or proxy, which was 81,699 Class A Shares constituting 96.1% of the Class A Shares outstanding. A broker holding 1,098 Class A Shares was not present and did not vote by proxy.

   Item 5.   Other Information
             On June 7, 1995, the Company announced that it has agreed in principle to purchase the assets of VIR, Inc. and two related companies in exchange for cash, notes and Allen Organ stock totaling approximately $6,000,000. Additionally, the Company has agreed in principle to purchase inventory from the seller at a price yet to be determined. The Company expects to execute a definitive agreement of sale and simultaneously complete this transaction in July or August.

  Item 6.    Exhibits  and Reports on Form 8-K
   (b)       Forms 8-K
             1. The  Company  filed  a Form 8-K,  dated  June  7,  1995 announcing it's agreement in principle to purchase the assets of VIR, Inc. and two related companies.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Allen Organ Company
                                           (Registrant)

Date: June 20, 1995                     STEVEN MARKOWITZ
                                        Steven Markowitz, President and
                                        Chief Executive Officer

Date: June 20, 1995                     LEONARD W. HELFRICH
                                        Leonard W. Helfrich, Treasurer and
                                        Principal Accounting Officer