Form 10-Q
period 1995-09-30
ALLEN ORGAN CO
filed 1995-11-09
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
  (X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended September 30, 1995

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

                         Yes    X        No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1995:

                    Class A - Voting          84,984 shares
                    Class B - Non-voting   1,278,200 shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements

          Consolidated Condensed Statements of Income for the nine months ended September 30, 1995 and 1994

          Consolidated Condensed Balance Sheets
          at September 30, 1995 and December 31, 1994

          Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1995 and 1994

          Notes to Consolidated Condensed Financial Statements

   Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II    Other Information

   Item 6.Exhibits and Reports on Form 8-K

   Signatures

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                             For the 3 Months          For the 9 Months
                                  Ended:                    Ended:
                           9/30/95      9/30/94      9/30/95      9/30/94


Net Sales                $7,694,648   $7,423,909  $21,677,748  $21,668,633

Cost and expenses
 Costs of sales           5,230,489    4,732,127   14,657,845   14,377,994
 Selling, general and
  administrative          1,198,548      968,748    3,298,596    3,047,646
 Research and
  development               410,738      156,348      729,420      464,374
   Total Costs and
    Expenses              6,839,775    5,857,223   18,685,861   17,890,014

Income from operations      854,873    1,566,686    2,991,887    3,778,619

Other Income and (Expense)
 Interest and other
  income                    466,511      384,128    1,482,385    1,065,835
 Interest expense           (17,404)        --        (17,404)        --
 Minority interests in
  net loss of consolidated
  subsidiaries               16,363         --         16,363         --
 Total Other Income and
  Expense                   465,470      384,128    1,481,344    1,065,835


Income before taxes on
 income                   1,320,343    1,950,814    4,473,231    4,844,454


Provision for taxes on
 income                     442,000      790,000    1,592,000    1,940,000

Net Income                 $878,343   $1,160,814   $2,881,231   $2,904,454

Earnings per share            $0.64        $0.85        $2.11        $2.12

Shares used in per share
 calculation              1,367,068    1,371,631    1,367,068    1,371,631

Dividends per share -
 Cash                         $0.13        $0.13        $0.39        $0.39

                             See accompanying notes.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                September 30,    Dec 31,
                     ASSETS                         1995          1994
                                                 (Unaudited)    (Audited)
Current Assets
  Cash                                            $ 598,525     $ 105,067
  Investments Including Accrued Interest         32,516,558    36,783,908
  Accounts Receivable                             4,427,098     3,052,683
  Inventories:
     Raw Materials                                5,626,032     3,460,015
     Work in Process                              6,033,660     4,884,735
     Finished Goods                               1,086,841       450,015
      Total Inventories                          12,746,533     8,794,765
  Prepaid Income Taxes                               78,330       276,580
  Prepaid Expenses                                  186,624        98,903
  Deferred Income Tax Benefits                        --           67,420
     Total Current Assets                        50,553,668    49,179,326
Property, Plant and Equipment                    16,594,118    15,877,987
  Less Accumulated Depreciation                  (9,112,458)   (8,714,511)
     Total Property, Plant and Equipment          7,481,660     7,163,476
Other Assets
  Inventory Held for Future Service               1,222,968     1,145,511
  Intangible Pension Asset                          443,273       443,273
  Deferred Income Tax Benefits                       43,116        43,116
  Note Receivable                                   122,586        81,855
  Cash Value of Life Insurance                      623,987       408,138
  Intangible and Other Assets                     4,645,899         --
     Total Other Assets                           7,101,829     2,121,893
     Total Assets                               $65,137,157   $58,464,695
                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Current Portion of Long Term Debt               $ 347,000   $     --
  Accounts Payable                                  588,151       171,791
  Other Accrued Expenses                          1,849,012       623,100
  Customer Deposits                                 630,430       446,657
     Total Current Liabilities                    3,414,593     1,241,548
Noncurrent Liabilities
  Deferred Liabilities                              173,868        77,917
  Accrued Pension Cost                            1,549,699     1,374,007
  Long Term Debt, Net of Current Portion          1,388,000         --
     Total Noncurrent Liabilities                 3,111,567     1,451,924
     Total Liabilities                            6,526,160     2,693,472
STOCKHOLDERS' EQUITY
  Common Stock   1995           1994
     Class A   128,104 shares;  128,104 shares      128,104       128,104
     Class B 1,409,889 shares;1,409,889 shares    1,409,889     1,409,889
  Capital in Excess of Par Value                 12,758,610    12,610,377
  Retained Earnings
     Balance, Beginning                          46,524,142    42,828,013
     Net Income                                   2,881,231     4,449,703
     Dividends - Cash 1995 and 1994                (534,975)     (753,574)
     Balance, End                                48,870,398    46,524,142
  Unrealized Gain (Loss) on Investments             148,611       (98,399)
  Pension Liability Adjustment                     (489,823)     (489,823)
  Minority Interest                                 300,786         --
  Treasury Stock 1995           1994
     Class A    43,120 shares; 43,120  shares      (451,436)     (451,436)
     Class B   131,689 shares;115,890  shares    (4,064,142)   (3,861,631)
  Total Treasury Stock                           (4,515,578)   (4,313,067)
  Total Stockholders' Equity                     58,610,997    55,771,223
  Total Liabilities and Stockholders' Equity    $65,137,157   $58,464,695

                             See accompanying notes.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                     For the 3 Months       For the 9 Months
                                          Ended:                 Ended:
                                    9/30/95     9/30/94    9/30/95    9/30/94
CASH FLOWS FROM OPERATING
ACTIVITIES
Net income                          $878,343  $1,160,814 $2,881,231 $2,904,454
Adjustments to reconcile net
 income to net cash provided
 by operating activities
   Depreciation and amortization     163,057     142,525    426,415    427,582
   Minority interest in net loss
    of consolidated subsidiaries     (16,363)       --      (16,363)      --
 Change in assets and liabilities
   (Increase) Decrease in
     accounts receivable             126,182     163,060    124,542   (386,293)
   (Increase) Decrease in
     inventories                    (588,337)    (51,353)(1,335,624)  (872,845)
   (Increase) Decrease in prepaid
     income taxes                    (78,330)      7,024    198,250    101,063
   (Increase) Decrease in prepaid
     expenses                         94,600    (120,820)   (87,721)  (209,757)
   (Increase) Decrease in
     deferred income tax benefits       --        14,837     67,420    (13,450)
   (Decrease) Increase in
     accounts payable               (299,992)    143,802   (214,512)   167,612
   (Decrease) Increase in accrued
     taxes                          (144,934)    144,276       --       83,293
   (Decrease) Increase in accrued
     expenses                       (116,405)   (144,211)  (167,348)   275,577
   (Decrease) Increase in
     customer deposits               109,641    (165,084)   183,773   (380,403)
   (Decrease) Increase in other
     noncurrent liabilities          162,545     (72,197)   271,643    (61,971)
      Net Cash Provided by
       Operating Activities          290,007   1,222,673  2,331,706  2,034,862

CASH FLOW FROM INVESTING
ACTIVITIES
   Payment for acquisition, net
    of cash acquired              (3,639,338)      --    (3,639,338)     --
   Increase in other assets         (393,888)      --      (393,888)     --
   Net additions to plant and
    equipment                       (306,168)   (126,953)  (473,549)  (345,716)
   Increase in cash value of
    life insurance                  (215,849)   (126,198)  (215,849)  (126,198)
   Increase in note receivable       (40,731)    (42,805)   (40,731)   (83,790)
   Net sale (or purchase) of
    investments                    4,642,134    (626,118) 4,514,360   (316,143)
    Net Cash Used In Investing
     Activities                       46,160    (922,074)  (248,995)  (871,847)

CASH FLOWS FROM FINANCING
 ACTIVITIES
   Reacquired Class B common
    shares                        (1,006,613)      --    (1,054,278)  (370,462)
   Dividends paid in cash           (180,386)   (177,766)  (534,975)  (534,784)
      Net Cash Used In Financing
       Activities                 (1,186,999)   (177,766)(1,589,253)  (905,246)

NET INCREASE (DECREASE) IN CASH     (850,832)    122,833    493,458    257,769

CASH, BEGINNING                    1,449,357     591,369    105,067    456,433

CASH, ENDING                        $598,525    $714,202   $598,525   $714,202

               SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
   Income Taxes                     $642,000    $636,772 $1,397,682 $1,663,275
   Interest                            --           --          --         --

     SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES Accrued liability incurred to purchase inventory in
  connection with acquisition     $1,243,601        --   $1,243,601        --
 Long term debt incurred in
  connection with asset
  acquisition                     $1,735,000        --   $1,735,000        --

                             See accompanying notes.

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

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

2. Significant Accounting Policies

   The  consolidated  financial statements include the  accounts  of  the
   Allen  Organ  Company  and the following subsidiaries.   All  material
   intercompany transactions have been eliminated.

     Subsidiaries Name                          Ownership %
    Rocky Mount Instruments, Inc.                 100.00%
    Allen Organ International, Inc.               100.00%
    VIR, Inc.                                      97.60%
    Eastern Research, Inc.                         91.62%
    Linear Switch Corporation                      82.75%

   Certain   amounts   in  the  1994  financial  statements   have   been
   reclassified to conform to the 1995 presentation.

3. Acquisition of Assets

   On August 1, 1995, the company acquired the assets of VIR, Inc., Eastern Research, Inc. (ERI) and Linear Switch Corporation (LSC), three related companies which were under common control, for $7,653,234. The purchase price was made up of 24,390 shares of Allen Organ stock valued at approximately $1,000,000, notes and liabilities totaling $2,978,601 and $3,674,633 in cash.

   On September 7, 1995, the company agreed to and has repurchased the Allen Organ Company stock issued in connection with the asset acquisition for $1,000,000. The Securities Restriction Agreement dated August 1, 1995 was terminated along with the stock repurchase.

   In connection with the acquisition, the company established three new subsidiary companies to acquire the assets of the sellers. As additional consideration the new subsidiaries issued shares of their stock to minority employee shareholders equivalent to their interest in the selling companies. The minority interest in each of the three new acquisition companies is 2.4% in VIR, 8.38% in ERI and 17.25% in LSC. Additional shares of ERI will be issued over the next year to employees approximating a 3% interest in the company.

   The acquisitions have been accounted for as purchases. The results of operations of VIR, ERI, and LSC have been included in the company's consolidated condensed financial statements from the date of acquisition through September 30, 1995. Assets and liabilities have been recorded at their estimated fair market values with the excess being recorded as goodwill which will be amortized over 40 years. Organizational costs have been capitalized in connection with the acquisition and will be amortized over 10 years.

4. Long-Term Debt

   Note Payable, interest at 5.95% payable semi-annually,
   principal payable in annual installments of $347,000        $1,735,000

5. Pro Forma Financial Information

   The following pro forma financial information has been prepared giving effect to the acquisition of VIR, ERI and LSC as if the transaction had taken place at the beginning of the applicable period. The pro forma financial information is not necessarily indicative of the results of operations which would have been attained had the acquisitions been consummated on any of the foregoing dates or which may be attained in the future.

                             For the 3 Months          For the 9 Months
                                  Ended:                    Ended:
                           9/30/95      9/30/94      9/30/95      9/30/94

   Net Sales             $8,083,216   $8,770,514  $26,413,358  $25,691,277
   Net Income               762,706    1,170,867    3,158,083    2,852,071
   Net Income Per Share       $0.56        $0.85        $2.31        $2.08

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Results of Operations

Net income and earnings per share were comparable for the nine month periods ended 1995 and 1994. Net income and earnings per share declined in the third quarter of 1995 compared to the same period in 1994. Operating income declined in the three and nine month periods when compared to 1994. These declines are primarily due to lower sales in the musical instruments segment and increased overheads and product development expenses.

The musical instruments segment sales decreased 4.2% and 6.6% for the nine and three month periods in 1995, respectively, as compared to the same periods in 1994. Incoming orders for musical instruments for the first three quarters of 1995 are behind the comparable periods of 1994 and is mainly the result of having more new model introductions in 1994. The gross profit percentage decreased to 31.4% from 33.6% in the nine month period ended in 1995 compared to the same period in 1994. The gross profit in the current quarter decreased to 29% from 36.3% in the third quarter of 1994. These decreases are due to lower sales over which to spread fixed costs, variations in product mix and increases in overhead costs.

The data communications segment sales for the two month period August 1 (date of acquisition) through September 30, 1995 were $1,041,653. The gross profit percentage related to these sales was 51.4%.

The electronic assemblies segment sales declined 8.4% and 29.1% for the nine and three month periods in 1995, respectively, as compared to the same periods in 1994. The decrease in the nine month period in 1995 is primarily due to lower incoming orders. The higher sales volume in the 1994 third quarter represented shipments made against the order backlog that were delayed due to customer design changes. The gross profit percentages are comparable to the same periods in the prior year.

Selling, general and administrative costs increased 8.2% and 23.7% in the nine and three month periods of 1995, respectively, as compared to the same periods in 1994. These increases are primarily due to costs incurred in the data communications segment which was acquired on August 1, 1995.

Other income increased in both the nine and three month periods in 1995, when compared to 1994. This increase is primarily due to higher yields available on invested funds.

The effective tax rates declined for the nine and three month periods of 1995 when compared to 1994 primarily due to the enactment of lower state tax rates in effect for the majority of the companies operating locations.


PART II    OTHER INFORMATION

   Item 6. Exhibits  and Reports on Form 8-K
    (b) Forms 8-K
         1. The Company filed a Form 8-K, dated August 1, 1995 announcing the acquisition of the assets of VIR, Inc. and two related companies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Allen Organ Company
                                                 (Registrant)

Date:  November 9, 1995                 STEVEN MARKOWITZ
                                        Steven Markowitz, President and
                                        Chief Executive Officer

Date:  November 9, 1995                 LEONARD W. HELFRICH
                                        Leonard W. Helfrich, Treasurer and
                                        Principal Accounting Officer