Form 10-K
period 1995-12-31
ALLEN ORGAN CO
filed 1996-03-20
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K

     (Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1995

                       OR

( )  Transition Report Pursuant to Section 13 or 15(d) of The
     Securities Exchange Act of 1934

                       Commission File Number 0-275

                           Allen Organ Company
          (Exact name of registrant as specified in its charter)

     Pennsylvania                       23-1263194
  (State of Incorporation)      (IRS Employer Identification No.)

  150 Locust Street, P. O. Box 36, Macungie, Pennsylvania      18062-0036
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           610-966-2200

       Securities registered pursuant to section 12 (b) of the Act:

                                   None

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on March 18, 1996:

Class A - Voting    84,984           Class B - Non-voting  1,267,948

                            ALLEN ORGAN COMPANY

                                   INDEX


Item Page No.


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


                                  PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Exhibit

                                  PART I
Item 1.    Business

           General developments of business.
                Incorporated in Pennsylvania in 1945, Allen Organ Company and Subsidiaries ("Company") operate in three industry segments: musical instruments, data communications and electronic assemblies.
                On August 1, 1995, the Company acquired the assets of three companies in the data communications industry. For more information on the acquisition, see Note 2 to the financial statements.

           Industry segments.
                The Company operates in three industry segments: musical instruments, data communications and electronic assemblies. For financial information concerning the segments, see Note 16 to the financial statements.

           Description of business.
               Musical Instruments.
                Allen Organ Company and its wholly owned subsidiary Rocky Mount Instruments is a leading manufacturer of electronic keyboard musical instruments, primarily digital electronic church organs and accessories. This segment accounted for 81%, 87% and 89% of revenue in 1995, 1994 and 1993 respectively.
                The principal market for the musical instruments segment are institutions, primarily churches. Sales to the home market make up a smaller portion of the segment's sales. The segment's musical instruments are distributed mostly through dealers, primarily independent retail music stores throughout the United States, with a lesser percentage distributed internationally.
                The principal raw materials used in the segment's products are electronic components and wood, both of which are readily available from various sources without undue difficulty.
                Although the segment has two major selling cycles, peaking at Easter and Christmas, the difference between these periods and the rest of the fiscal year sales is not significant enough for the segment to deem its business as seasonal.
                The  Company's working capital is sufficient  to  meet  the normal expansion of inventory and receivables. No excessive inventories are required to meet rapid delivery. The segment does not engage in any significant amounts of consignments, extended payment terms, or lease guarantees of its customers as are utilized by the industry. The Company has entered into product repurchase agreements concerning certain customers' financing arrangements. See Note 9 to the financial statements. The dollar amounts and number of times the Company has had to honor these repurchase agreements are negligible.
                The musical instruments segment is not dependent on any single, or small group of customers, the loss of which would have a material adverse effect on the business.
                The dollar amount of the segment's unshipped order backlog at the end of February 1996 and 1995 was $3.2 million and $2.8 million respectively. All orders are expected to be filled in the current year.
                The electronic organ industry is competitive involving at least five (5) domestic and foreign companies. In addition, there are many small pipe organ companies in the institutional organ market. The organ market consists of two basic divisions, institutional (primarily churches) and home or entertainment. The Company believes it has a major position in the institutional market because of product performance at competitive prices, and a smaller percentage of the home or entertainment market which is dominated by special marketing techniques.

               Data Communications.
                The data communications segment began during 1995 with the acquisition discussed in Note 2 to the financial statements. This segment for the 5 month period from acquisition through December 31, 1995 accounted for 9% of 1995 revenues.
                 Data communications products are sold primarily to wholesale and retail distributors worldwide.
                The principal raw material used in the data communications products are electronic components, which are readily available from various sources without undue difficulty.
                The data communications segment is not dependent on any single, or small group of customers the loss of which would have a material adverse effect on the business.
                 The   segment   operates  through  three  majority   owned
            subsidiaries:

                VIR,  Inc.  (VIR)   Designs, manufactures,  and  markets  a
            number of data communication products including patch and testing equipment, often referred to as tech control products. The products are of varying complexity and are used to connect, test and trouble shoot data lines in large computer installations.
                The  company  competes in a relatively mature  field.   The
            company has approximately four major competitors all of which are larger than VIR. The company has not been aggressive in its marketing efforts in the past and has maintained it's market share by having a reputation for producing high quality products at competitive prices. Since the acquisition, management has begun work on implementing a more aggressive sales and marketing program.
                The dollar amount of unshipped order backlog at the end  of
            February, 1996 was $324,000. All orders are expected to be filled in the current year.

                Eastern  Research,  Inc. (ERI)  Designs  and  markets  data inter-networking products. These products include direct access equipment that allow users to utilize a broad range of services offered by the telephone companies.
                The  company competes in a market which is in excess of  $3 billion. However, the company's current and projected product lines and sales programs are targeted at only a fraction of that market. There are many competitors in this market. The market is dominated by several large data communications companies, such as Cisco Systems, Inc., AT&T Paradyne and ADC Kentrox. The company's strategy has been to target existing, yet still growing, markets with new products that provide new features and packaging with attractive pricing. Direct access products are relatively inexpensive and easy to manufacture, thus this is a competitive field where margins can erode as new products emerge.
                The dollar amount of unshipped order backlog at the end  of
            February, 1996 was $69,000. All orders are expected to be filled in the current year.

                Linear  Switch Corporation (LSC)  Company has  developed  a matrix switch which can transport high-speed digital signals and allow "any-to-any" connectivity between and among connections.
                 The   company  competes  with  approximately  five   other
            companies  in  the  matrix  switch  market.   This  market   is
            dominated by General Signal Networks. The Company's product targets applications which require a relatively small matrix switch whose cost per port is low. The Company has recently begun a formal marketing program. Potential customers include government agencies and large companies.

               Electronic Assemblies.
                Allen Integrated Assemblies (AIA), a division of the Allen Organ Company, provides subcontract manufacture of electronic assemblies for outside customers. The electronic assemblies segment is an outgrowth of the technical skills and manufacturing capabilities developed by the Company in its own musical instruments business. This segment accounted for 10%, 13% and 11% of revenue in 1995, 1994, and 1993 respectively. AIA receives a majority of its business from one customer.
                The electronic assemblies segment is very competitive with numerous manufacturers capable of producing these products. Customers are generally obtained from a geographic area close to the manufacturer.
                The dollar amount of the segment's unshipped order backlog at the end of February 1996 and 1995 was $551,000 and $303,000 respectively. All orders are expected to be filled in the current year.
               General.
                 The  Company  spent  $612,631,  $625,190,  and  $1,307,691 annually  in  1993, 1994, and 1995 respectively on research  and development. The majority of the 1995 increase in research and development expense relates to the amounts expended by the data communications segment acquired in 1995.
                The  Company and its subsidiaries employ approximately  525 persons.
                The Company is not aware of any problem in complying with applicable federal, state, or local provisions with regard to the environment. The manufacturing requirements do not require any special expenditures to meet environmental compliance.

           Financial  information  about  foreign  operations  and   export
           sales.
                The Company does not own manufacturing or sales facilities in any foreign countries. See Note 15 to the financial statements, for additional information on export sales.
                Export sales are all made in US dollars and for the most part are made under Letter of Credit or on a prepaid basis.
                Effective January 3, 1994, the Company established a Foreign Sales Corporation within the meaning of the Internal Revenue Code of 1986. This wholly-owned subsidiary is Allen Organ International, Inc., a Virgin Islands corporation.

Item 2.    Properties

                  The following sets forth the location, approximate square
            footage and use of the Company's operating locations segregated by segment. The Company believes that its facilities are generally suitable and adequate for its needs.

                                   Approximate
                 Location         Square Footage             Use

            Musical Instruments and Electronic Assemblies:
            Macungie, Pennsylvania     242,000  Administrative,  research  and
                                                manufacturing        facility.
                                                Owned  by Allen Organ Company.
                                                Operating   at   approximately
                                                90% capacity.

            Macungie, Pennsylvania      27,000  International sales, exhibition
                                                center,  museum  and teaching
                                                facility.  Owned by Allen Organ
                                                Company.

            Rocky Mount, North Carolina 70,000  Manufacturing and  sales
                                                facility.   Owned   by   Rocky
                                                Mount  Instruments.  Operating
                                                at      approximately      85%
                                                capacity.

            Data Communications:
            Southampton, Pennsylvania   22,000  Administrative,  research
                                                and manufacturing facility.
                                                Leased   until   July,   2000.
                                                Operating   at   approximately
                                                80% capacity.

            Moorestown, New  Jersey     11,000  Sales and research  facility.
                                                Leased until  October, 1997.

Item 3.     Legal Proceedings

                There  is  no litigation requiring disclosure  pursuant  to
           Item 103 of regulation S-K.

Item 4.    Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1995.


                                  PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

           The Company's Class A voting shares are not registered pursuant to the Securities Exchange Act of 1934 and are not publicly traded. The Company's Class B non-voting stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol AORGB.

           The high and low bid quotations for each quarter during the last two years as reported by NASDAQ Market Information System is as follows:

                  1994             High           Low

                  First Quarter    34             29 1/2
                  Second Quarter   39             31 1/2
                  Third Quarter    41 1/2         36 1/2
                  Fourth Quarter   39             35

                  1995             High           Low

                  First Quarter    42             35 1/2
                  Second Quarter   44 1/2         41
                  Third Quarter    48             41
                  Fourth Quarter   45 3/4         40 3/4


           The Company has 10 Class A Shareholders and 403 Class B Shareholders of record as of March 18, 1996.

           During the past two fiscal years, the Company has declared dividends on both it's class A and B shares as follows:

                  Record of Quarterly Dividends Paid in 1994

                  Record Date      Payable        Amount

                  Cash 2/18/94   3/04/94          $.13
                  Cash 5/20/94   6/03/94          $.13
                  Cash 8/19/94   9/02/94          $.13
                  Cash11/18/94  12/02/94          $.16

                  Record of Quarterly Dividends Paid in 1995

                  Record Date      Payable        Amount

                  Cash 2/17/95    3/3/95          $.13
                  Cash 5/19/95    6/2/95          $.13
                  Cash 8/18/95    9/1/95          $.13
                  Cash11/17/95   12/1/95          $.16

Item 6.    Selected Financial Data

                                   Years Ended December 31,
                        1995        1994        1993        1992        1991

Net Sales           $30,024,761 $28,842,789 $26,477,983 $26,238,092 $25,276,374

Net Income           $4,015,105  $4,449,703  $3,456,154  $3,397,045  $3,689,207

Earnings per share     $   2.94   $    3.25   $    2.48   $    2.41   $    2.55

Cash dividends
 per share              $   .55       $ .55       $ .50       $ .50       $ .48

At Year End

  Total Assets      $65,299,426 $58,464,695 $55,752,570 $53,581,050 $51,115,657

  Long-Term Debt,
   net of current
   portion           $1,388,000 $         0 $         0 $         0 $         0

The 1995 results of operations include the data communications segment acquired August 1, 1995. See Note 2 of the financial statements for additional information.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Liquidity and Capital Resources:
           The Company continues to maintain a strong financial position and high level of liquidity which enables it to generate funds internally to meet operating needs, capital expenditures and short-term obligations. Key indicators of the Company's liquidity are presented below:

                                                 December 31,
                                               1995        1994
           Working Capital                $46,681,555 $47,937,778
           Current Ratio                      16 to 1   39.6 to 1
           Debt to Equity Ratio              .09 to 1    .05 to 1

           The  Company's  ratio of debt to equity has  remained  very  low because of management's continuing policy of financing expansion with internally generated funds. This policy has enabled the Company to maintain its competitive advantage without incurring the costs associated with borrowed funds.
           Cash flows provided by operating activities declined in 1995 primarily due to increases in inventory levels in the musical instruments and electronic assemblies segments, and from an approximately $1 million contribution to the company pension plans, which was allowed by changes in the tax code, related to a previous plan amendment.
           Cash flows from investing activities were used to fund the acquisition of the data communications segment and repurchase of treasury shares in 1995. The company increased its expenditures for property and equipment primarily related to the enhancement of its electronics manufacturing capabilities. The Company presently has no major commitments for capital expenditures which would require significant capital resources.

       Results of Operations:
       Sales and Operating Income
           Consolidated net sales increased $1,181,972 (4.1%) during 1995 as compared to 1994 primarily due to sales from the data communications segment which was acquired in August, 1995. In 1994 sales increased $2,364,806 (8.9%) from 1993.

                                               December 31,
                                      1995         1994         1993
       Net Sales:
        Musical Instruments
         Domestic                 $18,913,194  $19,772,391  $18,916,491
         Export                     5,408,720    5,398,667    4,607,680
          Total                    24,321,914   25,171,058   23,524,171

        Data communications
         Domestic                   1,634,036       --           --
         Export                     1,027,826       --           --
          Total                     2,661,862       --           --

        Electronic Assemblies
         Domestic                   3,040,985    3,671,731    2,953,812
          Total Net Sales         $30,024,761  $28,842,789  $26,477,983

       Income from Operations:
        Musical instruments        $3,332,103   $4,356,912   $3,812,323
        Data communications           122,417       --           --
        Electronic assemblies         457,167      892,493      737,660
          Total                    $3,911,687   $5,249,405   $4,549,983

       Musical Instruments Segment
           The 1995 decrease in domestic sales was primarily due to variations in product mix, offset some what by slight increases in selling prices. Sales in 1994 included more large organ models than 1995. These types of variations to a large extent are unpredictable from one year to the next.
           The 1994 increase in domestic sales resulted from a higher volume of incoming orders, a reduction of the order backlog and from modest increases in selling prices. During 1994 new organ models were introduced in the majority of the Company's product line. These new models were very well received by both the Company's dealers and customers.
           Export sales increased in 1995 and 1994 due to the continuing relative weakness of the US dollar in relation to foreign currencies. Economic changes in foreign countries and foreign exchange rates may affect future export sales.
           Gross profit margins on sales were 30.9%, 32.3% and 31.4% for the three years ended December 31, 1995. The decrease in the 1995 gross profit margin reflects variations in product mix and slight increases in some overhead costs. The increase in the 1994 gross profit margin when compared to 1993 reflects increased sales levels, favorable product mix including several large organ sales, and production efficiencies.
           Selling, administrative and other expenses declined slightly from 1994 when they increased compared to 1993 primarily due to higher selling expenses related to large organ sales.

       Data Communications
           Domestic and export sales for the 5 months ended December 31, 1995 were approximately equal when compared to the same period in 1994. Each of the companies are implementing or increasing sales and marketing efforts throughout 1996 which management believes should positively affect future sales.
           Gross profit margins were 55% in 1995. While the companies strive to maintain profit margins by trying to develop products which offer more features at competitive prices, the industry is competitive which often results in pricing changes to obtain and maintain market share.
           Selling, administrative and other expenses were comparable to the same period last year. Selling expenses will increase in the future as sales and marketing programs and personnel are added to further promote the segment's products and obtain additional market share.
           Research and development expenses for the five months ended December 31, 1995 were $637,468. These expenditures, which the company plans to continue at a similar pace in the future, represent the segment's commitment to new product development and support.

       Electronic Assemblies
           Sales and operating income declined in 1995 from 1994 when they increased over 1993, primarily due to a special project for one customer.
           The segment continues its marketing efforts and has begun to diversify its customer base. The company continues to improve its production capabilities to offer state of the art manufacturing services to its customers.

       Other Income (Expense)
           The variations in interest income in 1995, 1994, and 1993 are primarily attributable to the yields available on short-term investments and the amounts of principal invested. The 1995 amounts include $295,560 of realized capital gains.
           During 1994 the Company settled a lawsuit for wrongful prosecution brought against the attorneys for one of the Company's competitors. This resulted from a lawsuit the Company settled with its competitor in 1992. Other income for 1994 includes $385,000, less legal expenses, related to the settlement.
           Interest expense represents accrued interest for the five months ended December 31, 1995, on the notes payable issued in connection with the acquisition discussed in Note 2 to the financial statements.

       Income Taxes
           The effective tax rate decreased in 1995 and 1994, primarily due to lower state tax rates, the formation of Allen Organ International, a Foreign Sales Corporation, and higher tax-free non-operating investment income.

Item 8.    Financial Statements

            See Item 14 for index.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None

                    CONCANNON, GALLAGHER, MILLER & COMPANY, P.C.
Michael J. Gallagher, CPA   CERTIFIED PUBLIC ACCOUNTANTS
Michael R. Miller, CPA
William C. Mason, CPA
Dale E. Grate, CPA
E. Barry Hetzel, CPA
Edward J. Quigley, Jr., CPA
John G. Estock, CPA
Howard D. Gneiding, CPA
Robert A. Oster, CPA
Robert E. Vitale, CPA
John F. Sharkey, Jr., CPA
Victor J. Meyer, CPA
David C. Gehringer, CPA
Gerard D. Stanus, CPA
Robert M. Caster, CPA
                       INDEPENDENT AUDITORS' REPORT

The Board of Directors
 and Shareholders
Allen Organ Company

      We have audited the accompanying consolidated balance sheets of Allen Organ Company and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allen Organ Company and Subsidiaries at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


CONCANNON, GALLAGHER, MILLER AND COMPANY, P.C.

Allentown, PA
February 9, 1996

Member of AICPA Division for CPA Firms  SEC and Private Companies Practice
 Sections

              ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                                                         December 31,
                      ASSETS                           1995        1994
CURRENT ASSETS
 Cash                                                $196,100    $105,067
 Investments, including accrued interest           30,766,266  36,783,908
 Accounts receivable                                4,431,499   3,052,683
 Inventories                                       13,428,585   8,794,765
 Prepaid income taxes                                 856,630     276,580
 Prepaid expenses                                     103,420      98,903
 Deferred income tax benefits                           --         67,420
     Total Current Assets                          49,782,500  49,179,326
PROPERTY, PLANT AND EQUIPMENT, AT COST,
 LESS ACCUMULATED DEPRECIATION                      7,778,498   7,163,476
OTHER ASSETS
 Prepaid pension costs                              1,021,517       --
 Intangible pension asset                               --        443,273
 Inventory held for future service                  1,219,872   1,145,511
 Deferred income tax benefits                           --         43,116
 Goodwill, net                                      4,227,600       --
 Cash value of life insurance                         629,481     408,138
 Note receivable                                      122,586      81,855
 Intangible and other assets, net                     517,372       --
     Total Other Assets                             7,738,428   2,121,893
     Total Assets                                 $65,299,426 $58,464,695
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Current portion of long term debt                   $347,000 $     --
 Accounts payable                                     535,276     171,791
 Deferred income taxes                                 64,322       --
 Other accrued expenses                             1,691,328     623,100
 Customer deposits                                    463,019     446,657
   Total Current Liabilities                        3,100,945   1,241,548
NONCURRENT LIABILITIES
 Deferred liabilities                                 841,687      77,917
 Accrued pension cost                                   --      1,374,007
 Long term debt, net of current portion             1,388,000       --
   Total Noncurrent Liabilities                     2,229,687   1,451,924
   Total Liabilities                                5,330,632   2,693,472
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
 Common stock, par value $1 per share
 Authorized
   Class A shares - 400,000 in 1995 and 1994
   Class B shares - 3,600,000 in 1995 and 1994
 Issued
   Class A shares (voting) - 128,104 in
    1995 and 1994                                     128,104     128,104
   Class B shares (nonvoting) - 1,409,889 in
    1995 and 1994                                   1,409,889   1,409,889
      Total Common Stock                            1,537,993   1,537,993
 Capital in excess of par value                    12,758,610  12,610,377
 Retained earnings                                 49,786,163  46,524,142
 Unrealized gain (loss) on investments                 94,136     (98,399)
 Pension liability adjustment                           --       (489,823)
 Minority interest                                    313,941       --
   Sub-total                                       64,490,843  60,084,290
 Less cost of common shares in treasury
   1995 - 43,120 Class A shares and
    131,835 Class B shares                          4,522,049
   1994 - 43,120 Class A shares and
    130,336 Class B shares                                      4,313,067
     Total Shareholders' Equity                    59,968,794  55,771,223
     Total Liabilities and Shareholders' Equity   $65,299,426 $58,464,695

 The accompanying notes are an integral part of the consolidated financial statements.

              ALLEN ORGAN COMPANY AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                              Years Ended December 31,
                                            1995         1994         1993
NET SALES                              $30,024,761  $28,842,789  $26,477,983
COSTS AND EXPENSES
  Cost of sales                         20,109,427   18,910,136   17,540,539
  Selling, administrative and
   other expenses                        4,695,956    4,058,058    3,774,830
  Research and development               1,307,691      625,190      612,631
    Total Costs and Expenses            26,113,074   23,593,384   21,928,000
INCOME FROM OPERATIONS                   3,911,687    5,249,405    4,549,983
OTHER INCOME (EXPENSE)
  Investment income                      2,115,551    1,436,182    1,108,957
  Other, net                                26,810      265,116       (6,786)
  Interest expense                         (42,856)        --           --
  Minority interests in
   consolidated subsidiaries                23,913         --           --
    Total Other Income (Expense)         2,123,418    1,701,298    1,102,171
INCOME BEFORE TAXES ON INCOME            6,035,105    6,950,703    5,652,154
TAXES ON INCOME
  Current                                1,559,000    2,525,000    2,228,000
  Deferred                                 461,000      (24,000)     (32,000)
    Total Taxes on Income                2,020,000    2,501,000    2,196,000
NET INCOME                               4,015,105    4,449,703    3,456,154
RETAINED EARNINGS
  Balance, January 1                    46,524,142   42,828,013   40,067,860
  Deduct cash dividends
     (1995 - $.55, 1994 - $.55,
      1993 - $.50)                        (753,084)    (753,574)    (696,001)
  Balance, December 31                 $49,786,163  $46,524,142  $42,828,013
EARNINGS PER SHARE                       $    2.94    $    3.25    $    2.48

 The accompanying notes are an integral part of the consolidated financial statements.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Years Ended December 31,
                                                  1995        1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                  $4,015,105  $4,449,703  $3,456,154
 Adjustments to reconcile net income to net
  cash provided by operating activities
  Minority interest in consolidated
   subsidiaries                                 (23,913)     --         --
  Depreciation and amortization                 636,777     562,241     594,144
  Amortization of bond premiums                  58,918     218,519     252,278
  Loss (Gain) on sale of property,
   plant and equipment                             (437)     43,829       7,654
  Loss (Gain) on sale of investments           (295,560)      1,853      (1,530)
  Loss on sale of other assets                     --          --         1,831
  Change in assets and liabilities
   Accounts receivable                          120,141      (2,187)    (44,205)
   Inventories                               (2,014,580)   (969,076)   (880,826)
   Prepaid income taxes                        (580,050)   (175,517)    (62,787)
   Prepaid expenses                              (4,517)     58,165      43,682
   Deferred income tax benefits                 110,536      64,729      (8,439)
   Prepaid pension costs                     (1,109,038)       --          --
   Accounts payable                            (267,387)    (19,771)     (2,955)
   Accrued taxes on income                         --       (60,983)     28,983
   Other accrued expenses                      (325,032)    198,291      73,967
   Customer deposits                             16,362    (448,735)    285,847
   Deferred income taxes and liabilities        474,702    (155,211)    (38,500)
   Other noncurrent liabilities                    --       (28,782)        418
     Net Cash Provided by Operating Activities  812,027   3,737,068   3,705,716

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash proceeds from maturity of
  investments classified as held to
  maturity                                   54,960,373  40,285,010  52,777,125
 Cash paid for purchase of investments
  classified as held to maturity            (21,631,598)(40,883,194)(52,589,537)
 Cash proceeds from sale of investments
  classified as available for sale            3,520,772       --          --
 Cash paid for purchase of investments
  classified as available for sale          (30,402,728) (1,532,275) (1,868,470)
 Increase in cash value of life insurance      (221,343)   (207,633)   (121,474)
 Increase in note receivable                    (40,731)    (81,855)      --
 Payment for acquisition, net of
  cash acquired                              (3,639,338)      --          --
 Increase in intangible and other assets       (533,084)      --          --
 Cash proceeds from sale of other assets          --          --          7,830
 Cash proceeds from sale of property,
  plant and equipment                               500         100      27,410
 Cash paid for purchase of property,
  plant and equipment                          (940,689)   (440,151)   (438,843)
   Net Cash Provided by (Used in)
    Investing Activities                      1,072,134  (2,859,998) (2,205,959)
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid in cash                       (753,084)   (753,574)   (696,001)
  Reacquired Class B common shares           (1,060,749)   (474,862)   (850,791)
  Subsidiary company stock issued to
   minority shareholders                         20,705       --          --
     Net Cash Used in Financing Activities   (1,793,128) (1,228,436) (1,546,792)
NET INCREASE (DECREASE) IN CASH                  91,033    (351,366)    (47,035)
CASH, JANUARY 1                                 105,067     456,433     503,468
CASH, DECEMBER 31                              $196,100    $105,067    $456,433
            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
  Cash paid for income taxes                 $2,142,682  $2,767,260  $2,240,173
  Cash paid for interest                     $    --     $    --     $    --
  SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES Liability incurred to purchase inventory
  in connection with acquisition             $1,243,601  $    --     $    --
 Long term debt incurred in connection
  with asset acquisition                     $1,735,000  $    --     $    --

 The accompanying notes are an integral part of the consolidated financial statements.

              ALLEN ORGAN COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 Significant Accounting Policies
        Allen Organ Company and Subsidiaries' operations are classified into three industry segments: musical instruments, data communications and electronic assemblies. See note 16 for additional information on the operating activities of each segment.
        The consolidated financial statements include the accounts of the Allen Organ Company and the following subsidiaries. All material intercompany transactions have been eliminated.
            Subsidiaries Name               Ownership %
         Rocky Mount Instruments, Inc.        100.00%
         Allen Organ International, Inc.      100.00%
         VIR, Inc.                             97.60%
         Eastern Research, Inc.                90.53%
         Linear Switch Corporation             83.17%
        Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation.
        Financial instruments that potentially subject the Company to credit risk consist principally of short-term investments and trade receivables. The Company places substantially all of its investments in federal, state and local government obligations and, by policy, limits the amount of credit exposure in any one investment. The Company sells its products through established dealer networks. The credit risk associated with related receivables is limited due to the large number of dealers and their geographic dispersion.
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
        Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first- out (FIFO) method for substantially all inventories.
        Property, plant and equipment are stated at cost. Depreciation is computed over estimated useful asset lives using both straight-line and accelerated methods for financial reporting and accelerated methods for tax reporting.
        Goodwill represents the excess of cost over the net assets acquired in the acquisition discussed in Note 2. Goodwill is amortized on a straight-line basis over forty years and is presented net of accumulated amortization of $44,501 at December 31, 1995. The carrying value of goodwill for each business is continually reviewed to assess its recoverability from future operations of the acquired subsidiaries, based on future cash flows (undiscounted) expected to be generated by such operations. Any impairment in value indicated by the assessment would be charged against current operations.
        Intangible assets consist of organization costs which are stated at cost and amortized using the straight-line method over ten years.
        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.
        The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date.
        Research and development expenditures are charged to expense as incurred.

NOTE 2  Acquisition of Assets
        On August 1, 1995, the Company acquired the assets of VIR, Inc. (VIR), Eastern Research, Inc. (ERI) and Linear Switch Corporation (LSC), three related companies which were under common control, for $7,653,234. The purchase price was made up of 24,390 shares of Allen Organ stock valued at approximately $1,000,000, notes and liabilities totaling $2,978,601 and $3,674,633 in cash. Under the terms of an employment agreement with the seller, LSC is required to pay seller 4% of sales through July 31, 2000.
        On September 7, 1995, the Company agreed to and has repurchased the Allen Organ Company stock issued in connection with the asset acquisition for $1,000,000. The
     Securities Restriction Agreement dated August 1, 1995 was terminated along with the stock repurchase.
        In connection with the acquisition, the Company established three new subsidiary companies to acquire the assets of sellers. As additional consideration, the new subsidiaries issued shares of their stock to minority employee shareholders equivalent to their interest in the selling companies. The minority interest in each of the three new acquisition companies is 2.4% in VIR, 9.47% in ERI and 16.83% in LSC. Additional shares of ERI will be issued over the next year to employees, approximating a 1% interest in ERI.
        The acquisitions have been accounted for as purchases. The results of operations of VIR, ERI, and LSC have been included in the Company's consolidated financial statements from the date of acquisition through December 31, 1995. Assets and liabilities have been recorded at their estimated fair market values with the excess being recorded as goodwill which will be amortized over 40 years. Organizational costs have been capitalized in connection with the acquisition and will be amortized over 10 years.

NOTE 3  Investments
       The  cost and fair value of investments in debt and equity securities are as follows:
                                            Gross        Gross
                               Amortized  Unrealized   Unrealized     Fair
                                  Cost       Gains       Losses       Value

   December 31, 1995
   Available for sale
    Equity securities            $376,030   $66,104  $    --         $442,134
    Mutual Funds                4,264,521    92,352       --        4,356,873
    U.S. Treasury Bills        20,456,336      --         --       20,456,336
    Federal Agency and
     Municipal Bonds            5,510,923      --         --        5,510,923

     Totals                   $30,607,810  $158,456  $    --      $30,766,266


   December 31, 1994
   Available for sale
    Equity securities            $435,462  $   --       $27,257      $408,205
    Mutual Funds                2,959,627    14,169     152,732     2,821,064
   Held to maturity
    U.S. Treasury Bills        18,478,846      --         --       18,478,846
    Municipal Bonds            14,560,581      --       235,510    14,325,071
    Federal Agency Bonds          515,212      --        31,977       483,235
     Totals                   $36,949,728   $14,169    $447,476   $36,516,421


        Marketable debt securities have an average contractual maturity of approximately 1 year or less.
        Proceeds from the sale of assets classified as available for sale were $3,520,772 during 1995, resulting in a gain of $295,560 based on original cost of these investments determined using a first-in, first-out method.
        The change in net unrealized holding gains (losses) on securities available for sale in the amount of $324,273 and ($145,769), net of deferred tax expense (benefits) of $131,738 and ($58,982) has been charged to shareholders' equity for the years ended December 31, 1995 and 1994 respectively.


NOTE 4 Inventories
                                                 December 31,
                                              1995         1994
           Finished goods                  $ 981,471    $ 450,015
           Work in process                 5,658,610    4,884,735
           Raw materials                   6,788,504    3,460,015
             Total                       $13,428,585   $8,794,765

     The Company maintains an inventory of various parts to be used to service musical instruments as future needs arise. This inventory, $1,219,872 and $1,145,511 at December 31, 1995 and
1994, respectively, is reported as a noncurrent asset.

NOTE 5 Property, Plant and Equipment
                                                      December 31,
                                                   1995         1994
           Land and improvements                $2,407,579   $2,405,086
           Buildings and improvements            7,445,965    7,161,749
           Machinery and equipment               5,977,260    5,280,722
           Office furniture and equipment        1,018,947      858,745
           Vehicles                                207,622      171,685
             Sub-total                          17,057,373   15,877,987
           Less accumulated depreciation         9,278,875    8,714,511
             Property, plant and equipment
              net of accumulated depreciation   $7,778,498   $7,163,476


NOTE 6 Note Receivable
           The Company has entered into a Split-Dollar Life Insurance agreement with its President who is the insured and owner of the policy. The policy owner shall pay the portion of the premium equal to the value of the economic benefit determined in accordance with applicable IRS Revenue Rulings. The Company shall pay the balance of the net premiums which shall approximate $40,000 annually.
           The agreement provides that the Company shall be entitled to recover the amount of premiums paid out of the built up cash value upon termination of the agreement or out of the proceeds upon the death of the insured. As security for repayment the Company is a collateral
       assignee  of  the  policy  to  the  extent  of  any   such
       unreimbursed premium.


NOTE 7 Income Taxes
           The   provision  for  income  taxes  consists  of  the
       following:
                    1995                   1994                    1993
             Currently             Currently              Currently
              Payable   Deferred    Payable    Deferred    Payable     Deferred
Federal    $1,300,000   $380,000  $1,958,000  $(17,000)  $1,705,000   $(24,000)
State         259,000     81,000     567,000    (7,000)     523,000     (8,000)
 Total     $1,559,000   $461,000  $2,525,000  $(24,000)  $2,228,000   $(32,000)

           A  reconciliation  of the provision for  income  taxes
       with the statutory rate follows:
                            1995               1994              1993
Statutory provision for
 federal income tax     $2,044,000  34.0%  $2,363,000  34.0%  $1,922,000  34.0%
State taxes, net of
 federal tax benefits      224,000   3.7      370,000   5.3      340,000   6.0
Tax credits                 (8,000) (0.1)     (22,000) (0.3)      (9,000) (0.2)
Other items, net          (240,000) (4.0)    (210,000) (3.0)     (57,000) (1.0)
 Total                  $2,020,000  33.6%  $2,501,000  36.0%  $2,196,000  38.8%

           The following temporary differences give rise to the net deferred tax liability at December 31, 1995 and 1994.
                                                      1995         1994
     Deferred Tax Liabilities
      Excess of tax depreciation/amortization
       over book depreciation/amortization         $(412,499)   $(381,000)
      Excess of pension expense for tax
       purposes over book                           (413,356)       --
      Unrealized gain not recognized for
       tax purposes                                  (64,322)       --
        Total Deferred Tax Liabilities              (890,177)    (381,000)

     Deferred Tax Assets
      Deferred compensation not recognized
       for tax purposes                               28,585       32,659
      State net operating loss carry forwards         26,000        --
      Pension liability adjustment not
       recognized for tax purposes                     --         353,419
      Excess of pension expense for book
       purposes over tax                               --          38,038
      Unrealized loss not recognized for
       tax purposes                                    --          67,420
        Total Deferred Tax Assets                     54,585      491,536
        Net Deferred Tax (Liability) Asset         $(835,592)    $110,536

           Deferred taxes are presented in the company's financial statements as follows:
                                                      1995         1994
             Current deferred tax asset            $   --         $67,420
             Non-current deferred tax asset            --          43,116
             Current deferred tax liability          (64,322)       --
             Non-current deferred tax liability     (771,270)       --
               Net deferred tax asset (liability)  $(835,592)    $110,536


NOTE 8 Other Accrued Liabilities

                                                        December 31,
                                                      1995        1994
             Accrued salaries and commissions       $379,566    $308,941
             Accrued interest                         43,014       --
             Liability for inventory purchased
              in connection with acquisition       1,036,334       --
             Other                                   232,414     314,159
              Total                               $1,691,328    $623,100

NOTE 9 Commitments and Contingencies
           As of December 31, 1995, the Company is contingently liable for a maximum amount of approximately $1,214,772 in connection with the financing arrangements of certain customers.
           Under the terms of an agreement with the wife of the late Chairman and principal shareholder, the Company may be required to purchase within eight months of her death, at the option of her personal representative, certain Class B Common Shares then owned by her or includable in her estate for Federal Estate Tax purposes, subject to the limitations of Section 303 of the Internal Revenue Code. At December 31, 1995, the shareholder owned or would have includable in her estate 258,950 shares of Class B Common Stock. The Company has purchased life insurance on the life of the shareholder with a face value of $6,000,000. Management believes that the insurance proceeds would be sufficient to substantially fund this possible future commitment and that any excess would not have a material effect on the financial condition of the Company.
           The Company's data communications segment leases its offices and production facility under non-cancelable operating leases which expire at various dates through July, 2000. Rent expense for August 1 (inception) to December 31, 1995 was $70,233. Minimum annual rent payments for the operating leases for each of the next five years are as follows:

            1996                     $ 155,866
            1997                       153,067
            1998                        92,400
            1999                        92,400
            2000                        53,900
             Total                   $ 547,633


NOTE 10    Retirement Plans

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

        A  summary  of the components of net periodic  pension
        cost for the plans is as follows:
                                                 1995       1994       1993
        Service cost - benefits earned
         during the period                     $279,432   $274,987   $281,265
        Interest cost on projected benefit
         obligations                            887,261    839,838    802,143
        Return on assets
         Actual                              (1,772,567)    27,301   (771,932)
         Deferred gain (loss)                   978,678   (834,046)    16,014
        Amortization of net loss from
         prior periods                           48,463      8,649      2,010
        Amortization of unrecognized prior
         service cost                            73,990     73,990     73,990
        Amortization of initial
         unrecognized net asset                 (72,008)   (72,008)   (72,008)
          Net Pension Cost                     $423,249   $318,711   $331,482

           The  funded status of the Company's pension  plans  at
       December 31, 1995 and 1994 is as follows:
                                       1995                   1994
                                    Plans Whose      Plan Whose    Plan Whose
                                      Assets           Assets      Accumulated
                                      Exceed           Exceed         Plan
                                    Accumulated      Accumulated    Benefits
                                        Plan            Plan         Exceed
                                      Benefits        Benefits       Assets
Actuarial present value of
 benefit obligations:
  Vested benefits                  $(11,358,778)     $(5,052,381) $(5,827,204)
  Nonvested benefits                    (52,759)         (19,778)     (27,906)
Accumulated benefit obligation      (11,411,537)      (5,072,159)  (5,855,110)
Effect of assumed increase in
 compensation levels for
 salaried plan                       (1,039,398)        (955,449)       --
Projected benefit obligations for
 service rendered to date           (12,450,935)      (6,027,608)  (5,855,110)
Plan assets at fair value            12,788,615        5,507,072    4,639,396
Plan assets in excess of (less
 than) projected benefit
 obligation                             337,680         (520,536)  (1,215,714)
Unrecognized prior service cost         369,283            --         443,273
Unrecognized net asset at
 transition                            (432,052)        (452,052)     (52,008)
Unrecognized net loss                   746,606          814,295      895,221
Adjustment to recognize
minimum liability                         --               --      (1,286,486)
Prepaid (Accrued) Pension Cost       $1,021,517        $(158,293) $(1,215,714)

           Statement of financial Accounting Standards No. 87, "Employers' Accounting for Pensions" requires the recognition of an additional minimum liability for defined benefit plans for which the accumulated benefit obligation exceeds plan assets. This amount $1,286,486 in 1994, had been recorded as a noncurrent liability with an offsetting intangible asset amounting to $443,273. Because the asset recognized may not exceed the amount of unrecognized prior service cost, the balance of $843,213, net of tax benefits of $353,390, were reported as a separate reduction of shareholders' equity. During 1995 the Company contributed $1,532,287 to the pension plans which increased the plans funded status eliminating the need to recognize an additional liability at December 31, 1995.
           The projected benefit obligation for the plans was determined using an assumed discount rate of 7.5%. An assumed long-term compensation increase rate of 7% was used for the salaried plan. The assumed long-term rate of return on plan assets was 8%.
           The Company provides 401(k) deferred compensation and profit sharing plans for the benefit of eligible employees. The plans allow eligible employees to defer a portion of their annual compensation, pursuant to Section 401(k) of the Internal Revenue Code. Company profit-sharing contributions to the plans are discretionary as determined by the Company's board of directors. The Company contributions were $157,483 and $136,501 to the plan in 1995 and 1994.


NOTE 11    Other Deferred Liabilities
                                                   December 31,
                                                 1995        1994
           Deferred compensation expense     $  70,417    $  77,917
           Deferred income taxes               771,270        --
            Total                            $ 841,687    $  77,917


NOTE 12    Long-Term Debt
       Notes payable, interest at 5.95% payable
        semi-annually, principal payable in annual
        installments of $347,000                         $1,735,000
       Current portion                                     (347,000)
       Long-term debt                                    $1,388,000

NOTE 13    Common Stock, Capital in Excess of Par Value and Treasury Stock

                      Common Stock               Capital In
               Class A            Class B         Excess of   Treasury Stock
            Shares  Amount    Shares    Amount    Par Value  Shares    Amount
Balance,
December 31,
1992       128,104 $128,104 1,409,889 $1,409,889 $12,610,377 130,404 $2,987,414
Reacquired
 Class B
 Shares                                                       28,606    850,791
1993       128,104  128,104 1,409,889  1,409,889  12,610,377 159,010  3,838,205
Reacquired
 Class B
 Shares                                                       14,446    474,862
1994       128,104  128,104 1,409,889  1,409,889  12,610,377 173,456  4,313,067
Reacquired
 Class B
 Shares                                                       25,889  1,060,749
Reissued
 Class B
 Shares                                              148,233 (24,390)  (851,767)
1995       128,104 $128,104 1,409,889 $1,409,889 $12,758,610 174,955 $4,522,049


NOTE 14    Earnings Per Share
           Earnings  per  share  were  computed  using  1,366,076
       shares  in  1995, 1,370,486 shares in 1994, and  1,392,119 shares in 1993, the weighted average number of shares outstanding during each year.


NOTE 15    Export Sales
           In 1995, 1994 and 1993, net sales by the musical instruments segment include export sales, principally to Canada, Europe and the Far East of $5,408,720, $5,398,667 and $4,607,680, respectively. For the five months ended December 31, 1995, net sales by the data communications segment include export sales principally to Europe and the Far East of $1,027,826.


NOTE 16     Industry Segment Information
           The Company's operations are classified into three industry segments: musical instruments, data communications and electronic assemblies. The musical instruments segment is comprised of operations principally involved in the design, manufacture, sale and distribution of electronic keyboard musical instruments, primarily digital computer organs and related accessories. Musical instruments are sold primarily to retail distributors worldwide.
           The data communications segment began during 1995 with the acquisition discussed in Note 2. The segment is involved in the design, manufacture, sale and distribution of data communications equipment. Data communications products are sold primarily to wholesale and retail distributors worldwide.
           The electronic assemblies segment is involved in the manufacture, sale and distribution of electronic assemblies for outside customers used primarily as control devices and other circuitry in their products. Subcontract assembly services are provided primarily to industrial concerns in Pennsylvania and New Jersey.

       Following  is  a summary of segmented information  for
       1995, 1994 and 1993.
                                                    December 31,
                                           1995         1994         1993
Net Sales to Unaffiliated Customers
  Musical instruments                   $24,321,914  $25,171,058  $23,524,171
  Data communications                     2,661,862       --           --
  Electronic assemblies                   3,040,985    3,671,731    2,953,812
   Total                                $30,024,761  $28,842,789  $26,477,983

Income from Operations
  Musical instruments                    $3,332,103   $4,356,912   $3,812,323
  Data communications                       122,417       --           --
  Electronic assemblies                     457,167      892,493      737,660
   Total                                 $3,911,687   $5,249,405   $4,549,983

Identifiable Assets
  Musical instruments                   $20,505,183  $18,827,345  $18,319,110
  Data communications                     9,181,209       --           --
  Electronic assemblies                   2,108,721    1,329,090    1,032,081
   Sub-total                             31,795,113   20,156,435   19,351,191
  General corporate assets               33,504,313   38,308,260   36,401,379
   Total                                $65,299,426  $58,464,695  $55,752,570

Capital Expenditures
  Musical instruments                     $ 903,737    $ 440,151    $ 438,843
  Data communications                        36,952       --           --
   Total                                  $ 940,689    $ 440,151    $ 438,843

Depreciation and Amortization
  Musical instruments                     $ 557,052    $ 562,241    $ 594,144
  Data communications                        79,725       --           --
   Total                                  $ 636,777    $ 562,241    $ 594,144

           Identifiable assets by segment are those assets that are used in the Company's operations within that segment. General corporate assets consist principally of cash and short-term investments.
           The Company's electronic assemblies segment derived the majority of its revenues from one customer. The Company's musical instrument and data communications segments are not dependent on any single customer.

NOTE 17    Legal Settlement
           During 1994 the Company settled a lawsuit for wrongful prosecution brought against the attorneys for one of the Company's competitors. This resulted from a lawsuit the Company settled with its competitor in 1992.
           Other income for 1994 includes $385,000 less legal expenses related to this settlement.

NOTE 18    Investment Income
                                                   December 31,
                                           1995        1994        1993

  Interest Income                       $1,712,340  $1,355,304  $1,074,100
  Dividend Income                          107,651      82,731      33,327
  Gain (Loss) on Sale of Investments       295,560      (1,853)      1,530
   Total                                $2,115,551  $1,436,182  $1,108,957


NOTE 19    Pro Forma Financial Information
           The following pro forma financial information has been prepared giving effect to the acquisition of VIR, ERI and LSC as if the transaction had taken place at the beginning of the respective year. The pro forma financial information is not necessarily indicative of the results of operations which would have been attained had the acquisitions been consummated on any of the foregoing dates or which may be attained in the future.
                                        Years Ended December 31,
                                            1995        1994
           Net Sales                    $34,760,371 $34,050,792
           Net Income                     4,290,293   4,461,192
           Net Income Per Share               $3.14       $3.26

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.

                 (a)            Identification of Directors
                                                               Time Period
                              Date Term                         Position
Name                           Expires       Age  Position         Held

Steven Markowitz             Next Annual     42   Director     Since 1980
                           Meeting in 1996

Eugene Moroz                 Next Annual     72   Director     Since 1968
                           Meeting in 1996

Leonard W. Helfrich          Next Annual     66   Director     1964 - 1968
                           Meeting in 1996                     and 1972 to
                                                               present

Orville G. Hawk              Next Annual     78   Director     Since 1989
                           Meeting in 1996

Albert F. Schuster           Next Annual     76   Director     Since 1989
                           Meeting in 1996

Martha Markowitz             Next Annual     74   Director     Since 1991
                           Meeting in 1996

                 (b)  Identification of Executive Officers.  All
                 have served in executive capacities for at least five
                 years.
                                                                  Time Period
                              Date Term                            Position
Name                           Expires       Age  Position           Held
Steven Markowitz             Next Annual     42   President         1990 to
                           Meeting in 1996                          present

Eugene Moroz                 Next Annual     72   Vice President, Since 1965
                           Meeting in 1996        Assistant
                                                  Secretary

Leonard W. Helfrich          Next Annual     66   Secretary,      1958 - 1968
                           Meeting in 1996        Treasurer       and 1971 to
                                                                  present

Barry J. Holben              Next Annual     43   Vice President* October 1995
                           Meeting in 1996                        to present

Dwight A. Beacham            Next Annual     49   Vice President**October 1995
                           Meeting in 1996                        to present

   * Barry J. Holben was elected Vice President at a special meeting on October 23, 1995. He previously was an Assistant Vice President since the annual meeting on May 15, 1995.
   ** Dwight A. Beacham was elected Vice President at a special meeting on October 23, 1995. He previously was Assistant Vice President since May 1991.

                  (c)  Identification of Certain Significant Employees.

                       Not required to be answered.

                  (d)  Family Relationships.

                        Except  for Martha Markowitz and Steven  Markowitz,
                  who are mother and son, there is no family relationship between any officers or directors of the Company.

                  (e)  Business Experience.

                             (1) All officers and directors, except Barry Holben, Orville G. Hawk, Albert F. Schuster, and Martha Markowitz, have been employees of the Company in executive capacities for at least the last five years. Mr. Holben has been employed by the Company since 1989, spending two years in product development and then more recently as Foreign Sales Manager. Mr. Hawk who has been retired more than five (5) years was formerly Chairman of the Board and President of First National Bank of Allentown. Mr. Schuster is a church director of music and prior to his retirement more than five (5) years ago was a supervisor at Bethlehem Steel Corporation. Mrs. Markowitz is the widow of Jerome Markowitz, the Company's founder, and represents the family interests.

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

             (b)  SUMMARY COMPENSATION TABLE:
                                      Annual Compensation     All Other
                                         Salary  Bonus       Compensation *
Name and Principal Position       Year     $       $              $

Steven A. Markowitz, President    1995   93,010  20,125         31,537
  (Chief Executive Officer)       1994   90,607  22,105         32,249
                                  1993   86,944  19,225         32,905

Leonard W. Helfrich, Secretary    1995   84,746  19,005
  (Treasurer)                     1994   82,722  20,875
                                  1993   80,288  18,155

*Value of Split Dollar Life Insurance. See Note 6 to the accompanying consolidated financial statements for additional information on this arrangement.

             (f)  Defined Benefit or Actuarial Plan Disclosure.

                   Estimated Annual Benefit obtained from 1995 Actuarial Valuation Report:

                   Steven A. Markowitz     $53,135.  Age 42.
                   Leonard W. Helfrich     $28,163.  Age 66.

                  Amount shown is calculated from prior compensation to date and estimated compensation to normal retirement age (65).

             (g)  Compensation of Directors:

                                  Non-employee Directors receive  $250  for
                  each Board and committee meeting attended plus reasonable expenses in connection with attendance. Employee Directors receive no additional compensation for their services as a Director.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management

             (a) Voting securities of the registrant owned of record or beneficially by each person who owns of record, or is known by the registrant to own beneficially, more than 5 per cent of
             any   class  of  such  securities.   Class  A  Common   Shares
             constitute   the   only   securities   with   voting   rights.
             Information as of February 29, 1996.
                                          Amount and
                                          Nature of
            Names and           Title of  Beneficial   % of
            Addresses             Class   Ownership    Class
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

           (b) Each class of equity securities of the registrant or any of its parents or subsidiaries, other than directors' qualifying shares, beneficially owned directly or indirectly by all directors naming them and directors and officers of the registrant, as a group, without naming them. Information as of December 31, 1995.

                                                    Percent  Percent
                                        Nature of    of       of
                 Class     Class        Beneficial Class    Class
Directors          A         B          Ownership    A        B

Steven Markowitz     58                 (1) (3)      .07 %
                           13,562       (1) (3)               1.06%
                81,531*                 (2) (4)    95.94 %
                         242,016*       (2) (4)              18.94%

Eugene Moroz
                              799       (1) (3) as
                                        to 799
                           12,056       (2) (4) as
                                        to 12,156             1.01%
Leonard W.
Helfrich                      328       (2) (4)                .03%


Orville G. Hawk
                               50       (2) (4)                .004%

Martha Markowitz
                           16,934       (1) (3)               1.32%
                81,531*                 (2) (4)    95.94 %
                         242,016*       (2) (4)              18.94%

                                                    Percent  Percent
All Directors                                        of       of
and Officers     Class     Class                   Class    Class
as a Group         A         B                       A        B

     6            81,589**   285,745**              96.01%** 22.36%

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

Item 13.    Certain Relationships and Related Transactions

            See Note 9 to Financial Statements, concerning an agreement between the Company and Martha Markowitz, a Director of the Company.

                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)  (1)  Financial Statements

                       The  following consolidated financial statements  of
                 Allen  Organ Company and its subsidiaries are included  in
                 Part II, Item 8:

                      Independent Auditors' Report.

                       Consolidated Balance Sheets as of December 31,  1995
                 and 1994.

                        Consolidated  Statements  of  Income  and  Retained
                 Earnings for the years ended December 31, 1995, 1994, and 1993.

                       Consolidated Statements of cash flows for the  years
                 ended December 31, 1995, 1994, and 1993.

                      Notes to Consolidated Financial Statements.

                      The individual financial statements of the Registrants
                 subsidiaries have been omitted, as they are all included in the consolidated financial statements referred to above.

                 (a)  (2) Financial Statement Schedules

                      Financial schedules are omitted as not applicable.

                 (a)  (3) Exhibits
                      Exhibit No.    Description
                      2(4)      Plan of acquisition
                      3.1(1)    Articles of Incorporation as amended
                      3.2(2)    Bylaws, as amended
                      10.1(2)   Officers Bonus Plan as amended December 2, 1991
                      10.2(3)   Agreement of Amendment between the Company
                                and Martha Markowitz
                      21       Subsidiaries of the registrant

                     1. Incorporated  by  reference  to  the  exhibit filed
                        with the Registrants Annual Report on Form 10-K for the year ended December 31, 1984.
                     2. Incorporated  by  reference  to  the  exhibit filed
                        with the Registrants Annual Report on Form 10-K for the year ended December 31, 1991.
                     3. Incorporated  by  reference  to  the  exhibit filed
                        with the Registrants Annual Report on Form 10-K for the year ended December 31, 1992.
                     4. Incorporated  by  reference  to  the  exhibit filed
                        with the Registrants Current Report on form 8-K dated August 1, 1995.


                 (b) Reports on Form 8-K. None filed during fourth quarter of 1995.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALLEN ORGAN COMPANY



Date: March 20, 1996                 STEVEN A. MARKOWITZ
                                     Steven A. Markowitz
                                     Chief Executive   Officer,   President
                                     and Director

Date: March 20, 1996                 LEONARD W. HELFRICH
                                     Leonard W. Helfrich
                                     Secretary, Treasurer, and Director,
                                     Principal Financial and Accounting
                                     Officer

Date: March 20, 1996                 EUGENE MOROZ
                                     Eugene Moroz
                                     Vice President and Director

Date: March 20, 1996                 MARTHA MARKOWITZ
                                     Martha Markowitz
                                     Director