Form 10-Q
period 1996-03-31
ALLEN ORGAN CO
filed 1996-05-14
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
  (X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended March 31, 1996

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

                         Yes    X        No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1996:

                    Class A - Voting         84,984  shares
                    Class B - Non-voting  1,257,948  shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1. Financial Statements
           Consolidated Condensed Statements of Income for the three months ended March 31, 1996 and 1995

           Consolidated Condensed Balance Sheets at March 31, 1996 and
            December 31, 1995

           Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1996 and 1995

           Notes to Consolidated Condensed Financial Statements

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

   Signatures

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                  For the 3 Months
                                       Ended:
                                3/31/96      3/31/95

Net Sales                     $8,449,206   $6,498,325

Costs and expenses
 Costs of sales                5,395,293    4,432,436
 Selling, general and
  administrative               1,477,287    1,012,620
 Research and development        661,509      160,604
 Total Costs and Expenses      7,534,089    5,605,660

Income from operations           915,117      892,665

Other Income (Expense)
 Interest and other income       622,255      406,707
 Interest expense                 (8,603)        --
 Minority interests in
  consolidated subsidiaries       22,219         --
 Total Other Income and
  Expense                        635,871      406,707

Income before taxes on
 income                        1,550,988    1,299,372

Provision for taxes on
 income                          542,000      475,000

Net Income                    $1,008,988     $824,372

Earnings per share                 $0.74        $0.60

Shares used in per share
 calculation                   1,360,309    1,364,147

Dividends per share - Cash         $0.13        $0.13

                       See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  March 31,     Dec 31,
                     ASSETS                         1996         1995
                                                 (Unaudited)   (Audited)
Current Assets
  Cash                                            $ 437,970   $ 196,100
  Investments Including Accrued Interest         30,999,005  30,766,266
  Accounts Receivable                             4,476,453   4,431,499
  Inventories:
     Raw Materials                                5,251,536   6,788,504
     Work in Process                              6,779,131   5,658,610
     Finished Goods                               1,289,156     981,471
     Total Inventories                           13,319,823  13,428,585
  Prepaid Income Taxes                              316,630     856,630
  Prepaid Expenses                                  274,606     103,420
     Total Current Assets                        49,824,487  49,782,500
Property, Plant and Equipment                    17,164,009  17,057,373
  Less Accumulated Depreciation                  (9,441,269) (9,278,875)
     Total Property, Plant and Equipment          7,722,740   7,778,498
Other Assets
  Prepaid Pension Costs                             901,517   1,021,517
  Inventory Held for Future Service               1,218,016   1,219,872
  Note Receivable                                   122,586     122,586
  Cash Value of Life Insurance                      629,481     629,481
  Intangible and Other Assets                     3,840,653   4,744,972
     Total Other Assets                           6,712,253   7,738,428
     Total Assets                               $64,259,480 $65,299,426

                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Current Portion of Long Term Debt               $   --      $ 347,000
  Accounts Payable                                  639,695     535,276
  Deferred Income Taxes                              64,322      64,322
  Other Accrued Expenses                          1,856,720   1,691,328
  Customer Deposits                                 680,202     463,019
     Total Current Liabilities                    3,240,939   3,100,945
Noncurrent Liabilities
  Deferred Liabilities                              799,776     841,687
  Long Term Debt, Net of Current Portion              --      1,388,000
     Total Noncurrent Liabilities                   799,776   2,229,687
     Total Liabilities                            4,040,715   5,330,632
STOCKHOLDERS' EQUITY
  Common Stock   1996              1995
     Class A   128,104 shares;   128,104 shares     128,104     128,104
     Class B 1,409,889 shares; 1,409,889 shares   1,409,889   1,409,889
  Capital in Excess of Par Value                 12,758,610  12,758,610
  Retained Earnings
     Balance, Beginning                          49,786,163  46,524,142
     Net Income                                   1,008,988   4,015,105
     Dividends - Cash 1996 and 1995                (177,182)   (753,084)
     Balance, End                                50,617,969  49,786,163
  Unrealized Gain on Investments                     35,541      94,136
  Minority Interest                                 185,081     313,941
  Treasury Stock
   1996 - 43,120 Class A shares
         151,941 Class B shares                  (4,916,429)      --
   1995 - 43,120 Class A shares
         131,835 Class B shares                      --      (4,522,049)
  Total Stockholders' Equity                     60,218,765  59,968,794
  Total Liabilities and Stockholders' Equity    $64,259,480 $65,299,426

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                            For the 3 Months Ended:
                                              3/31/96    3/31/95
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $1,008,988   $824,372
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Depreciation and amortization               212,532    130,414
   Minority interest in consolidated
    subsidiaries                               (22,219)      --
 Change in assets and liabilities
   (Increase) Decrease in accounts
     receivable                                (44,954)  (221,417)
   (Increase) Decrease in inventories         (520,267)  (631,672)
   (Increase) Decrease in prepaid income
     taxes                                     540,000    276,580
   (Increase) Decrease in prepaid expenses    (171,186)   (87,491)
   (Increase) Decrease in prepaid pension
     costs                                     120,000       --
   (Increase) Decrease in deferred income
     tax benefits                                 --       54,735
   (Decrease) Increase in accounts payable     104,419     49,046
   (Decrease) Increase in accrued taxes           --      145,508
   (Decrease) Increase in accrued expenses    (161,073)    26,135
   (Decrease) Increase in customer deposits    217,183     18,179
   (Decrease) Increase in other noncurrent
     liabilities                               (41,911)    82,725
      Net Cash Provided by Operating
       Activities                            1,241,512    667,114

CASH FLOW FROM INVESTING ACTIVITIES
   Net additions to plant and equipment       (116,746)   (55,115)
   Purchase of minority shareholders'
    interest in subsidiary                     (20,000)      --
   Net sale (or purchase) of short term
    investments                               (291,334)    61,023
      Net Cash Provided by (Used In)
       Investing Activities                   (428,080)     5,908

CASH FLOWS FROM FINANCING ACTIVITIES
   Reacquired Class B common shares           (394,380)   (24,943)
   Dividends paid in cash                     (177,182)  (177,305)
      Net Cash Used In Financing Activities   (571,562)  (202,248)

NET INCREASE (DECREASE) IN CASH                241,870    470,774

CASH, BEGINNING                                196,100    105,067

CASH, ENDING                                  $437,970   $575,841

            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
   Income Taxes                                $  --      $87,945
   Interest                                    $51,616    $  --

  SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES Purchase price adjustment of August 1, 1995 acquisition:
   Decrease in accrued liability incurred
    to purchase inventory                     $630,885   $   --
   Decrease in long term debt                1,735,000       --
   Decrease in minority interest                86,641       --
   Decrease in inventory                      (630,885)      --
   Decrease in intangible assets (Goodwill)   (864,291)      --
   Increase in current accrued liabilities    (957,350)      --
     Total                                    $   --     $   --

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1995 Annual Report on Form 10-K.


2. Subsequent Event
   On May 10, 1996, the Company entered into an agreement with the seller of the three data communications companies acquired on August 1, 1995, to settle an indemnity claim against the seller by adjusting the purchase price and payment terms for the acquired companies.

   The terms of the agreement provide for the $880,885 balance due on the obligation incurred to purchase some of the inventory to be satisfied by the payment of $250,000. Further, the Note Payable of $1,735,000 issued as part of the purchase price has been canceled in exchange for a current payment of $900,000 and a contingent annual payment for five years, effective January 1, 1996, of 4.5% of the acquired companies annual sales exceeding $7,000,000 (the acquired companies proforma net sales were $7,397,472 and $5,208,003 in 1995 and 1994 respectively).
   The agreement provides that the total of the contingent payments shall not exceed $2,000,000. The employment agreement between VIR and its President (majority owner of the selling companies) has been modified so that he shall now be a consultant to the companies, with payment based on the number of hours worked at the request of the companies.

   The March 31, 1996 financial statements have been adjusted to reflect the terms of the agreement.


3. Pro Forma Financial Information
   The following pro forma financial information has been prepared giving effect to the acquisition of VIR, ERI, and LSC as if the transaction had taken place at the beginning of the applicable period. The pro forma financial information is not necessarily indicative of the
   results   of  operations  which  would  have  been  attained   had   the
   acquisitions been consummated on any of the foregoing dates or which may be attained in the future.
                         For the 3 Months Ended:
                                3/31/95

     Net Sales                $8,293,889
     Net Income                  913,677
     Net Income Per Share          $0.67

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Sales and Operating Income
                                For the 3 Months
                                     Ended:
                                3/31/96    3/31/95
  Net Sales
     Musical Instruments       5,883,393  5,934,161
     Data Communications       1,629,571      --
     Electronic Assemblies       936,242    564,164
      Total                    8,449,206  6,498,325

  Income from operations
     Musical Instruments         739,371    814,152
     Data Communications          41,507      --
     Electronic Assemblies       134,239     78,513
      Total                      915,117    892,665

Musical Instruments Segment

    Sales, gross profit margins, selling, general and administrative expenses for the first quarter of 1996 remained approximately the same as the same period in 1995.

    Sales decreased $379,256 from the preceding quarter ended December 31, 1995 from a lower volume of incoming orders. Gross profit margins on sales, and selling, general and administrative expenses were approximately equal to the same period in 1995.

Data Communications Segment

    Sales increased slightly from the preceding quarter ended December 31, 1995 from increased order volume. Gross profit margins increased to 60.6% of sales from 57.2% in the preceding quarter ended December 31, 1995 from higher sales over which to absorb fixed costs and variations in product mix. Selling, general and administrative expenses increased slightly from the preceding quarter ended December 31, 1995 primarily due to higher sales and marketing costs. Research and development expenses were $462,521, an increase of $77,561, when compared to the preceding quarter ended December 31, 1995. These expenditures, which the company plans to continue at a similar pace in the future, reflects the segments commitment to new product development and support. For information pertaining to an agreement affecting the data communications segments, see note 2 to the Consolidated Condensed Financial Statements.

Electronic Assemblies Segment

    Sales for the first quarter of 1996 increased $372,078 over the same period in 1995 and $472,087 from the preceding quarter ended December 31, 1995 from increased order volume. Operating income increased proportionally with the increase in sales volume.

Other Income and Expense

    Increase of $229,164 is primarily attributable to realized gains on sales of investments.

PART II    OTHER INFORMATION

   Item 6.  Exhibits  and Reports on Form 8-K

   (b)    No reports on Form 8-K were filed during the quarter ended
           March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Allen Organ Company
                                            (Registrant)

Date:   May 14, 1996                    STEVEN MARKOWITZ
                                        Steven Markowitz, President and
                                        Chief Executive Officer

Date:   May 14, 1996                    LEONARD W. HELFRICH
                                        Leonard W. Helfrich, Treasurer and
                                        Principal Accounting Officer