Form 10-Q
period 1996-06-30
ALLEN ORGAN CO
filed 1996-08-06
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended June 30, 1996

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

                         Yes    X        No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1996:

                    Class A - Voting        84,984 shares
                    Class B - Non-voting 1,251,208 shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1. Financial Statements
           Consolidated Condensed Statements of Income for the six months ended June 30, 1996 and 1995

           Consolidated Condensed Balance Sheets at June 30, 1996 and December 31, 1995

           Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1996 and 1995

           Notes to Consolidated Condensed Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information

   Item 4. Submission of Matters to a Vote of Security Holders
   Item 5. Other Information
   Item 6. Exhibits and Reports on Form 8-K

   Signatures

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                          For the 3 Months Ended:     For the 6 Months Ended:
                           6/30/96       6/30/95       6/30/96       6/30/95

Net Sales               $ 8,928,612   $ 7,484,775  $ 17,377,818  $ 13,983,100

Cost and expenses
 Costs of sales           5,659,230     4,994,920    11,054,523     9,427,356
 Selling, general and
  administrative          1,557,709     1,087,428     3,034,996     2,100,048
 Research and
  development               682,334       158,078     1,343,843       318,682
   Total Costs and
    Expenses              7,899,273     6,240,426    15,433,362    11,846,086

Income from operations    1,029,339     1,244,349     1,944,456     2,137,014

Other Income (Expense)
 Interest and other
  income                    421,238       609,167     1,043,493     1,015,874
 Interest expense              --            --          (8,603)         --
 Minority interests in
  consolidated susidiaries   32,392          --          54,611          --
   Total Other Income and
    Expense                 453,630       609,167     1,089,501     1,015,874

Income before taxes on
 income                   1,482,969     1,853,516     3,033,957     3,152,888

Provision for taxes on
 income                     505,000       675,000     1,047,000     1,150,000

Net Income                $ 977,969   $ 1,178,516   $ 1,986,957   $ 2,002,888

Earnings per share            $0.73         $0.86         $1.47         $1.47

Shares used in per
 share calculation        1,350,739     1,363,895     1,350,739     1,363,895

Dividends per share -
 Cash                         $0.13         $0.13         $0.26         $0.26

                         See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                June 30, 1996  Dec. 31, 1995
              ASSETS                             (Unaudited)     (Audited)
Current Assets
  Cash                                             $ 670,176      $ 196,100
  Investments Including Accrued Interest          29,911,612     30,766,266
  Accounts Receivable                              4,414,774      4,431,499
  Inventories:
     Raw Materials                                 5,854,510      6,788,504
     Work in Process                               6,513,649      5,658,610
     Finished Goods                                1,540,598        981,471
     Total Inventories                            13,908,757     13,428,585
  Prepaid Income Taxes                                 --           856,630
  Prepaid Expenses                                   221,118        103,420
     Total Current Assets                         49,126,437     49,782,500
Property, Plant and Equipment                     17,291,511     17,057,373
  Less Accumulated Depreciation                   (9,581,553)    (9,278,875)
     Total Property, Plant and Equipment           7,709,958      7,778,498
Other Assets
  Prepaid Pension Costs                            1,013,937      1,021,517
  Inventory Held for Future Service                1,213,516      1,219,872
  Note Receivable                                    122,586        122,586
  Cash Value of Life Insurance                       629,481        629,481
  Intangible and Other Assets                      3,811,429      4,744,972
     Total Other Assets                            6,790,949      7,738,428
     Total Assets                                $63,627,344    $65,299,426

                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
  Current Portion of Long Term Debt                 $   --        $ 347,000
  Accounts Payable                                   633,898        535,276
  Accrued Income Taxes                                62,190           --
  Deferred Income Taxes                               64,322         64,322
  Other Accrued Expenses                             813,859      1,691,328
  Customer Deposits                                  920,250        463,019
     Total Current Liabilities                     2,494,519      3,100,945
Noncurrent Liabilities
  Deferred Liabilities                               781,911        841,687
  Long Term Debt, Net of Current Portion                --        1,388,000
     Total Noncurrent Liabilities                    781,911      2,229,687
     Total Liabilities                             3,276,430      5,330,632
STOCKHOLDERS' EQUITY
  Common Stock   1996              1995
     Class A   128,104 shares;   128,104 shares      128,104        128,104
     Class B 1,409,889 shares; 1,409,889 shares    1,409,889      1,409,889
  Capital in Excess of Par Value                  12,758,610     12,758,610
  Retained Earnings
     Balance, Beginning                           49,786,163     46,524,142
     Net Income                                    1,986,957      4,015,105
     Dividends - Cash 1996 and 1995                 (351,763)      (753,084)
     Balance, End                                 51,421,357     49,786,163
  Unrealized Gain on Investments                      12,135         94,136
  Minority Interest                                  157,529        313,941
  Treasury Stock
     1996 - 43,120 Class A shares
           158,681 Class B shares                 (5,536,710)          --
     1995 - 43,120 Class A shares
           131,529 Class B shares                     --         (4,522,049)
  Total Stockholders' Equity                      60,350,914     59,968,794
  Total Liabilities and Stockholders' Equity     $63,627,344    $65,299,426

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                     For the 3 Months        For the 6 Months
                                          Ended:                  Ended:
                                    6/30/96     6/30/95     6/30/96    6/30/95
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income                         $977,969  $1,178,516  $1,986,957 $2,002,888
 Adjustments to reconcile net
  income to net cash provided by
  operating activities
   Depreciation and amortization     199,711     132,944     412,243    263,358
   Minority interest in
    consolidated subsidiaries        (32,392)       ---      (54,611)      ---
 Change in assets and liabilities
   (Increase) Decrease in
     accounts receivable              61,679     219,777      16,725     (1,640)
   (Increase) Decrease in
     inventories                    (584,434)   (115,615) (1,104,701)  (747,287)
   (Increase) Decrease in prepaid
     income taxes                    316,630        ---      856,630    276,580
   (Increase) Decrease in prepaid
     expenses                         53,488     (94,830)   (117,698)  (182,321)
   (Increase) Decrease in prepaid
     pension costs                  (112,420)       ---        7,580       ---
   (Increase) Decrease in
     deferred income tax benefits       ---       12,685        ---      67,420
   (Decrease) Increase in
     accounts payable                 (5,797)     36,434      98,622     85,480
   (Decrease) Increase in accrued
     income taxes                     62,190        (574)     62,190    144,934
   (Decrease) Increase in accrued
     expenses                     (1,042,861)    (77,078) (1,203,934)   (50,943)
   (Decrease) Increase in
     customer deposits               240,048      55,953     457,231     74,132
   (Decrease) Increase in other
     noncurrent liabilities          (17,865)     26,373     (59,776)   109,098
      Net Cash Provided by
       Operating Activities
       Activities                    115,946   1,374,585   1,357,458  2,041,699

CASH FLOW FROM INVESTING
 ACTIVITIES
   Net additions to plant and
    equipment                       (157,705)   (112,266)   (274,451)  (167,381)
   Purchase of minority
    shareholders' interest in
    subsidiary                         ----        ----      (20,000)     ----
   Net sale (or purchase) of
    short term investments         1,063,987    (188,797)    772,653   (127,774)
     Net Cash Provided by (Used
      In) Investing Activities       906,282    (301,063)    478,202   (295,155)

CASH FLOWS FROM FINANCING
ACTIVITIES
   Reacquired Class B common
    shares                          (620,281)    (22,722) (1,014,661)   (47,665)
   Dividends paid in cash           (174,581)   (177,284)   (351,763)  (354,589)
   Subsidiary company stock issued
    to minority shareholder            4,840       ----        4,840      ----
     Net Cash Used In Financing
      Activities                    (790,022)   (200,006) (1,361,584)  (402,254)

NET INCREASE IN CASH                 232,206     873,516     474,076  1,344,290

CASH, BEGINNING                      437,970     575,841     196,100    105,067

CASH, ENDING                        $670,176  $1,449,357    $670,176 $1,449,357

            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
   Income Taxes                      293,338     667,737     293,338    755,682
   Interest                            ----        ----       51,616      ----

  SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES Purchase price adjustment of
 August 1, 1995 acquisition:
Decrease in accrued liability $ --- $ --- $630,885 $ --- incurred to purchase inventory
 Decrease in long term debt            ---         ---     1,735,000       ---
 Decrease in minority interest         ---         ---        86,641       ---
 Decrease in inventory                 ---         ---      (630,885)      ---
 Decrease in intangible assets
  (Goodwill)                           ---         ---      (864,291)      ---
 Increase in current accrued
  liabilities                          ---         ---      (957,350)      ---

   Total                           $   ---     $   ---      $   ---    $   ---

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


2. Purchase Price Adjustment of August 1, 1995 Acquisition
   On May 10, 1996, the Company entered into an agreement with the seller of the three data communications companies acquired on August 1, 1995, to settle an indemnity claim against the seller by adjusting the purchase price and payment terms for the acquired companies.

   The terms of the agreement provided for the $880,885 balance due on the obligation incurred to purchase some of the inventory to be satisfied by the payment of $250,000. Further, the Note Payable of $1,735,000 issued as part of the purchase price has been canceled in exchange for a current payment of $900,000 and a contingent annual payment for five years, effective January 1, 1996, of 4.5% of the acquired companies annual sales exceeding $7,000,000 (the acquired companies proforma net sales were $7,397,472 and $5,208,003 in 1995 and 1994 respectively).
   The agreement provides that the total of the contingent payments shall not exceed $2,000,000. The employment agreement between VIR and its President (majority owner of the selling companies) has been modified so that he shall now be a consultant to the companies, with payment based on the number of hours worked at the request of the companies.


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

                           For the 3 Months     For the 6 Months
                                Ended                Ended
                               6/30/95              6/30/95
       Net Sales             $10,036,253          $18,330,142
       Net Income              1,324,029            2,237,706
       Net Income Per Share        $0.97                $1.64

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Sales and Operating Income
                                For the 3 Months         For the 6 Months
                                     Ended:                    Ended:
                             6/30/96      6/30/95      6/30/96       6/30/95
  Net Sales
   Musical Instruments     $5,972,198   $6,360,489  $11,855,591   $12,294,650
   Data Communications      1,864,383        --       3,493,954         --
   Electronic Assemblies    1,092,031    1,124,286    2,028,273     1,688,450
    Total                  $8,928,612   $7,484,775  $17,377,818   $13,983,100

  Income (loss) from operations
   Musical Instruments       $929,340   $1,081,924   $1,668,711    $1,896,076
   Data Communications        (57,065)       --         (15,558)        --
   Electronic Assemblies      157,064      162,425      291,303       240,938
    Total                  $1,029,339   $1,244,349   $1,944,456    $2,137,014

Musical Instruments Segment
   Sales decreased $388,291 and $439,059 respectively for the three and six months ended June 30, 1996 when compared to the same period in 1995 due to a change in the product mix of orders requiring a longer production time. New orders have increased over 1995 and the musical instruments backlog is higher when compared to the same period in 1995. The gross profit percentage decreased to 33% in the first six months of 1996 compared to 34% in the same period last year. The current quarter gross profit percentage was 35% compared to 38% in the second quarter of 1995. These declines are due to increases in overhead costs and lower sales over which to absorb fixed costs. Selling, general and administrative expenses for the three and six months ended June 30, 1996 remained approximately the same as the same period in 1995.

Data Communications Segment
    Sales increased from the preceding quarter ended March 31, 1996 from increased order volume. This increase is attributable to the increased sales and marketing effort initiated since the acquisition. Gross profit margins decreased to 56% of sales from 60.6% in the preceding quarter ended March 31, 1996 from variations in product mix. Selling, general and administrative expenses increased slightly from the preceding quarter ended March 31, 1996 primarily due to higher sales and marketing costs. Research and development expenses were $1,049,684 for the six months ended June 30, 1996. The current quarter research and development expenditures were $489,519 an increase of $26,998, when compared to the preceding quarter ended March 31, 1996. These expenditures, which the company plans to continue at a similar rate in the future, reflects the segments commitment to new product development and support. For information pertaining to an agreement affecting the data communications segments, see note 2 to the Consolidated Condensed Financial Statements.

Electronic Assemblies Segment
   Sales for the 6 month period ended June 30, 1996 increased $339,823 when compared to the same period in 1995 from increased order volume. Operating income increased proportionally with the increase in sales volume. Sales and operating income for the current quarter remained approximately equal to the second quarter of 1995.

Other Income and Expense

    Interest and other income for the six months ended June 30, 1996 was approximately the same as the same period in 1995. The second quarter of 1995 included realized gains from investments which contributed to higher income in that quarter.

PART II    OTHER INFORMATION
   Item 4. Submission of Matters to a Vote of Security Holders
   (a)        Annual Meeting:  May 24, 1996
   (b)        Election of the following directors for a one-year term:
        Steven Markowitz, Eugene Moroz, Leonard Helfrich, Martha Markowitz, Orville Hawk, and Albert Schuster
   (c) In addition to the election of directors and the waiver of reading of the minutes of the prior meeting, the shareholders ratified charitable deductions made in 1995 and all contracts, agreements, and employment's by the Board of Directors and officers since the previous annual meeting in May, 1995. All resolutions were adopted by the vote of all shareholders present, in person or proxy.

   Item 5. Other Information
              On  July 26, 1996 the Board of Directors elected Jeffrey
        L. Schucker, President and Managing Director of Middle Market Capital Advisors, L.L.C., an investment banking firm, as a member of the Board to fill a newly created seat. Prior to joining Middle Market Capital Advisors, Mr. Schucker was Vice-President of Corporate Finance for Meridian Capital Markets. He has had past experience in the commercial loan and asset based sectors of the Bank of Pennsylvania, Hamilton Bank and Meridian Bank, as well as having been a Vice President of Investment Banking at Hopper Soliday & Co. He is a graduate of Pennsylvania State University and resides in Reading, Pa.

   Item 6. Exhibits  and Reports on Form 8-K

   (b)    No reports on Form 8-K were filed during the quarter ended
          June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Allen Organ Company
                                          (Registrant)

Date:     August 6, 1996                STEVEN MARKOWITZ
                                        Steven Markowitz, President and
                                        Chief Executive Officer

Date:     August 6, 1996                LEONARD W. HELFRICH
                                        Leonard W. Helfrich, Vice President-
                                        Finance and Principal
                                        Accounting Officer