Form 10-Q
period 1996-09-30
ALLEN ORGAN CO
filed 1996-10-30
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
  (X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended September 30, 1996

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

                         Yes    X        No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 1996:

                    Class A - Voting          84,984 shares
                    Class B - Non-voting   1,243,333 shares

                            ALLEN ORGAN COMPANY
                                  INDEX

Part I  Financial Information

   Item 1.Financial Statements

          Consolidated Condensed Statements of Income for the nine months ended September 30, 1996 and 1995

          Consolidated Condensed Balance Sheets at September 30, 1996 and December 31, 1995

          Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1996 and 1995

          Notes to Consolidated Condensed Financial Statements

   Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II    Other Information

   Item 6.Exhibits and Reports on Form 8-K

   Signatures

   Exhibit

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                          For the 3 Months Ended:   For the 9 Months Ended:
                           9/30/96       9/30/95      9/30/96      9/30/95

Net Sales                $8,985,238    $7,694,648   $26,363,056  $21,677,748

Cost and expenses
 Costs of sales           6,138,645     5,230,489    17,193,168   14,657,845
 Selling, general and
  administrative          1,474,311     1,198,548     4,509,307    3,298,596
 Research and development   632,148       410,738     1,975,991      729,420
  Total Costs and
   Expenses               8,245,104     6,839,775    23,678,466   18,685,861

Income from operations      740,134       854,873     2,684,590    2,991,887

Other Income and (Expense)
 Interest and other
  income                    397,752       466,511     1,441,245    1,482,385
 Interest expense            (1,706)      (17,404)      (10,309)     (17,404)
 Minority interests in
  net loss of consolidated
  subsidiaries               27,780        16,363        82,391       16,363
 Total Other Income and
  Expense                   423,826       465,470     1,513,327    1,481,344

Income before taxes on
 income                   1,163,960     1,320,343     4,197,917    4,473,231

Provision for taxes on
 income                     400,000       442,000     1,447,000    1,592,000

Net Income                 $763,960      $878,343    $2,750,917   $2,881,231

Earnings per share            $0.58         $0.64         $2.05        $2.11

Shares used in per share
 calculation              1,344,314     1,367,068     1,344,314    1,367,068


Dividends per share-Cash      $0.13         $0.13         $0.39        $0.39

                             See accompanying notes.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                September 30,   Dec 31,
                     ASSETS                          1996        1995
                                                 (Unaudited)   (Audited)
Current Assets
  Cash                                            $1,173,752   $ 196,100
  Investments Including Accrued Interest          28,154,682  30,766,266
  Accounts Receivable                              5,448,372   4,431,499
  Inventories:
     Raw Materials                                 6,462,220   6,788,504
     Work in Process                               6,043,347   5,658,610
     Finished Goods                                1,524,490     981,471
     Total Inventories                            14,030,057  13,428,585
  Prepaid Income Taxes                                48,914     856,630
  Prepaid Expenses                                   255,503     103,420
     Total Current Assets                         49,111,280  49,782,500
Property, Plant and Equipment                     17,404,334  17,057,373
  Less Accumulated Depreciation                   (9,742,918) (9,278,875)
     Total Property, Plant and Equipment           7,661,416   7,778,498
Other Assets
  Prepaid Pension Costs                              951,312   1,021,517
  Inventory Held for Future Service                1,241,949   1,219,872
  Note Receivable                                    163,148     122,586
  Cash Value of Life Insurance                       851,611     629,481
  Intangible and Other Assets                      3,776,803   4,744,972
     Total Other Assets                            6,984,823   7,738,428
     Total Assets                                $63,757,519 $65,299,426
                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Current Portion of Long Term Debt                $   --      $ 347,000
  Accounts Payable                                   579,965     535,276
  Deferred Income Taxes                               64,322      64,322
  Other Accrued Expenses                             620,530   1,691,328
  Customer Deposits                                  962,730     463,019
     Total Current Liabilities                     2,227,547   3,100,945
Noncurrent Liabilities
  Deferred Liabilities                               835,433     841,687
  Long Term Debt, Net of Current Portion               --      1,388,000
     Total Noncurrent Liabilities                    835,433   2,229,687
     Total Liabilities                             3,062,980   5,330,632
STOCKHOLDERS' EQUITY
  Common Stock   1996              1995
     Class A   128,104 shares;   128,104 shares      128,104     128,104
     Class B 1,409,889 shares; 1,409,889 shares    1,409,889   1,409,889
  Capital in Excess of Par Value                  12,758,610  12,758,610
  Retained Earnings
     Balance, Beginning                           49,786,163  46,524,142
     Net Income                                    2,750,917   4,015,105
     Dividends - Cash 1996 and 1995                 (524,454)   (753,084)
     Balance, End                                 52,012,626  49,786,163
  Unrealized Gain (Loss) on Investments               93,218      94,136
  Minority Interest                                  126,177     313,941
  Treasury Stock
   1996 - 43,120 Class A shares
         166,556 Class B shares                   (5,834,085)      --
   1995 - 43,120 Class A shares
         131,835 Class B shares                       --      (4,522,049)
  Total Stockholders' Equity                      60,694,539  59,968,794
  Total Liabilities and Stockholders' Equity     $63,757,519 $65,299,426

                             See accompanying notes.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                      For the 3 Months       For the 9 Months
                                           Ended:                  Ended:
                                     9/30/96   9/30/95     9/30/96    9/30/95
CASH FLOWS FROM OPERATING
ACTIVITIES
Net income                          $763,960   $878,343  $2,750,917  $2,881,231
Adjustments to reconcile net
income to net cash provided by
operating activities
 Depreciation and amortization       204,938    163,057     617,181     426,415
 Minority interest in net loss
  of consolidated subsidiaries       (27,780)   (16,363)    (82,391)    (16,363)
 Change in assets and liabilities
   (Increase) Decrease in
     accounts receivable          (1,033,598)   126,182  (1,016,873)    124,542
   (Increase) Decrease in
     inventories                    (149,733)  (588,337) (1,254,434) (1,335,624)
   (Increase) Decrease in prepaid
     income taxes                    (48,914)   (78,330)    807,716     198,250
   (Increase) Decrease in prepaid
     expenses                        (34,385)    94,600    (152,083)    (87,721)
   (Increase) Decrease in prepaid
     pension costs                    62,625       --        70,205        --
   (Increase) Decrease in deferred
     income tax benefits                --         --          --        67,420
   (Decrease) Increase in accounts
     payable                         (53,933)  (299,992)     44,689    (214,512)
   (Decrease) Increase in accrued
     taxes                           (62,190)  (144,934)       --          --
   (Decrease) Increase in accrued
     expenses                       (193,329)  (116,405) (1,397,263)   (167,348)
   (Decrease) Increase in customer
     deposits                         42,480    109,641     499,711     183,773
   (Decrease) Increase in other
     noncurrent liabilities           53,522    162,545      (6,254)    271,643
      Net Cash Provided by (Used
       in) Operating Activities
       Activities                   (476,337)   290,007     881,121   2,331,706

CASH FLOW FROM INVESTING
ACTIVITIES
   Payment for acquisition, net
   of cash acquired                    --    (3,639,338)      --     (3,639,338)
   Increase in other assets            --      (393,888)      --       (393,888)
   Net additions to plant and
    equipment                       (121,770)  (306,168)   (396,221)   (473,549)
   Increase in cash value of life
    insurance                       (222,130)  (215,849)   (222,130)   (215,849)
   Increase in note receivable       (40,562)   (40,731)    (40,562)    (40,731)
   Purchase of minority
    shareholders' interest in
    subsidiary                         --          --       (20,000)       --
   Net sale (or purchase) of
    investments                    1,838,013  4,642,134   2,610,666   4,514,360
    Net Cash Provided by (Used in)
     Investing Activities          1,453,551     46,160   1,931,753    (248,995)

CASH FLOWS FROM FINANCING
ACTIVITIES
Reacquired Class B common shares    (297,375)(1,006,613) (1,312,036) (1,054,278)
Dividends paid in cash              (172,691)  (180,386)   (524,454)   (534,975)
Subsidiary company stock issued
to minority shareholders               --         --          4,840       --
Subsidiary company stock
reacquired from minority
shareholders                          (3,572)     --         (3,572)      --
  Net Cash Used In Financing
   Activities                       (473,638)(1,186,999) (1,835,222) (1,589,253)

NET INCREASE (DECREASE) IN CASH      503,576   (850,832)    977,652     493,458

CASH, BEGINNING                      670,176  1,449,357     196,100     105,067

CASH, ENDING                      $1,173,752   $598,525  $1,173,752    $598,525

               SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
   Income Taxes                     $530,000    $642,000   $823,338  $1,397,682
   Interest                         $  1,706    $   --     $ 53,322  $     --
     SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES Liability incurred to purchase inventory in connection with
  acquisition                       $   --    $1,243,601   $   --    $1,243,601
 Long term debt incurred in
  connection with asset
  acquisition                       $   --    $1,735,000   $   --    $1,735,000
 Purchase price adjustment of
  August 1, 1995 acquisition
   Decrease of accrued liability
    incurred to purchase inventory  $   --    $     --     $630,885  $     --
   Decrease in long term debt           --          --    1,735,000        --
   Decrease in minority interest        --          --       86,641        --
   Decrease in inventory                --          --     (630,885)       --
   Decrease in intangible assets
    (Goodwill)                          --          --     (864,291)       --
   Increase in current accrued
    liabilities                         --          --     (957,350)       --
    Total                          $    --     $    --     $   --    $     --

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

                            For the 3 Months Ended    For the 9 Months Ended
                                   9/30/95                   9/30/95
       Net Sales                $ 8,083,216               $26,413,358
       Net Income                   951,658                 3,189,364
       Net Income Per Share           $0.70                     $2.33

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Sales and Operating Income
                           For the 3 Months Ended     For the 9 Months Ended
                             9/30/96      9/30/95       9/30/96      9/30/95
  Net Sales
   Musical Instruments     $6,065,251   $5,764,615   $17,920,842  $18,059,265
   Data Communications      2,111,289    1,041,653     5,605,243    1,041,653
   Electronic Assemblies      808,698      888,380     2,836,971    2,576,830
    Total                  $8,985,238   $7,694,648   $26,363,056  $21,677,748

  Income (loss) from operations
   Musical Instruments       $635,556     $676,251    $2,304,267   $2,572,327
   Data Communications        (10,777)      49,171       (26,335)      49,171
   Electronic Assemblies      115,355      129,451       406,658      370,389
    Total                    $740,134     $854,873    $2,684,590   $2,991,887

Musical Instruments Segment
   Sales increased $300,636 for the three months ended September 30, 1996 when compared to the same period in 1995 due to a increase in incoming orders and change in the product mix of instruments shipped. Sales for the 9 months ended September 30, 1996 have remained relatively equal to the same period in 1995. New orders have increased over 1995 and the musical instruments backlog is higher when compared to the same period in 1995. The gross profit percentage decreased to 31% in the first nine months of 1996 compared to 33% in the same period last year. The current quarter gross profit percentage was 27%
compared to 30% in the second quarter of 1995. These declines are due to increases in direct costs and indirect overhead costs. Selling, general and administrative expenses for the three and nine months ended September 30, 1996 remained approximately the same as the same period in 1995.

Data Communications Segment
    Sales increased from the preceding quarter ended June 30, 1996 from increased order volume. This increase is attributable to the increased sales and marketing effort initiated since the acquisition. Gross profit margins decreased to 51% of sales from 55% in the preceding quarter ended June 30, 1996 from variations in product mix. Selling, general and administrative expenses increased slightly from the preceding quarter ended June 30, 1996 primarily due to higher sales and marketing costs. Research and development expenses were $1,399,814 for the nine months ended September 30, 1996. These expenditures, which the company plans to continue at a similar or increasing rate in the future, reflect the segments commitment to new product development and support. For information pertaining to an agreement affecting the data communications segments, see note 2 to the Consolidated Condensed Financial Statements.

Electronic Assemblies Segment
    Sales for the 9 month period ended September 30, 1996 increased $260,141 when compared to the same period in 1995 from increased order volume. Operating income increased proportionally with the increase in sales volume. Sales and operating income for the current quarter declined when compared to the same period in 1995 due to lower shipments.

Other Income and Expense

   Interest and other income for the three and nine months ended September 30, 1996 declined when compared to the same period in 1995 due to lower levels of invested funds and lower rates of return available on those funds.


PART II    OTHER INFORMATION

   Item 6.     Exhibits  and Reports on Form 8-K

   (a)   Exhibits
           Exhibit No.           Description
              10 Executive Incentive Plan (Supercedes the Officers Bonus Plan as amended December 2, 1991)

   (b) No reports on form 8-K were filed during the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Allen Organ Company
                                       (Registrant)

Date: October 30, 1996              STEVEN MARKOWITZ
                                    Steven Markowitz, President and
                                    Chief Executive Officer

Date: October 30, 1996              LEONARD W. HELFRICH
                                    Leonard W. Helfrich, Vice President-
                                    Finance and Principal Accounting Officer