Form 10-K
period 1996-12-31
ALLEN ORGAN CO
filed 1997-03-21
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K

     (Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1996

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on March 17, 1997:

Class A - Voting     84,984          Class B - Non-voting     1,238,715

                            ALLEN ORGAN COMPANY

                                   INDEX


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


           Description of business.

                Musical Instruments.

                Allen Organ Company and its wholly owned subsidiary Rocky Mount Instruments is a leading manufacturer of electronic keyboard musical instruments, primarily digital electronic church organs and accessories. This segment accounted for 69%, 81% and 87% of revenue in 1996, 1995 and 1994 respectively.
                The principal market for the musical instruments segment are institutions, primarily churches. Sales to the home market make up a smaller portion of the segment's sales. The segment's musical instruments are distributed mostly through dealers, primarily independent retail music stores throughout the United States, with a lesser percentage distributed internationally. The segment's business is not seasonal.
                The principal raw materials used in the segment's products are electronic components and wood, both of which are readily available from various sources without undue difficulty.
                The  Company's working capital is sufficient  to  meet  the normal expansion of inventory and receivables. No excessive inventories are required to meet rapid delivery. The segment does not engage in any significant amounts of consignments, extended payment terms, or lease guarantees of its customers as are utilized by the industry. The Company has entered into product repurchase agreements concerning certain customers' financing arrangements. See Note 9 to the financial statements. The dollar amounts and number of times the Company has had to honor these repurchase agreements are negligible.
                The musical instruments segment is not dependent on any single, or small group of customers, the loss of which would have a material adverse effect on the business. The dollar amount of the segment's unshipped order backlog at the end of February 1997 and 1996 was $2.9 million and $3.2 million
           respectively.   All  orders are expected to  be  filled  in  the
           current year.
                The electronic organ industry is competitive involving at least five (5) domestic and foreign companies. In addition, there are many small pipe organ companies in the institutional organ market. The organ market consists of two basic divisions, institutional (primarily churches) and home or entertainment. The Company believes it has a major position in the institutional market because of product performance at competitive prices, and a smaller percentage of the home or entertainment market.

                Data Communications.

                The data communications segment began during 1995 with the acquisition discussed in Note 2 to the financial statements. This segment accounted for 21% of 1996 revenues and for the 5 month period from acquisition through December 31, 1995 accounted for 9% of 1995 revenues.
                 Data communications products are sold primarily to wholesale and retail distributors worldwide.
                The principal raw material used in the data communications products are electronic components, which are readily available from various sources without undue difficulty.
                The data communications segment derived 14% of its 1996 revenue from one customer.
                 The   segment   operates  through  three  majority   owned
            subsidiaries:

                VIR,  Inc.  (VIR)   Designs, manufactures,  and  markets  a
            number of data communication products including patch and testing equipment, often referred to as tech control products. The products are of varying complexity and are used to connect, test and trouble shoot data lines in large computer installations.
                The company competes in a relatively mature field producing high quality products at competitive prices. The company has approximately four major competitors all of which are larger than VIR. The company has not been aggressive in its marketing efforts in the past and since the acquisition, management has been implementing a more aggressive sales and marketing program.
                The dollar amount of unshipped order backlog at the end  of
            February,   1997   and   1996   was   $234,000   and   $324,000
            respectively. All orders are expected to be filled in the current year.

                Eastern  Research,  Inc. (ERI)  Designs  and  markets  data inter-networking products. These products include direct access equipment that allow users to utilize a broad range of services offered by the telephone companies.
                The  company  has  recently introduced a network  switching
            platform.   This  systems  type product  combines  circuit  and
            packet  switching  with  state of  the  art  band  width.   The
            products modular architecture accommodates expansion and migration to higher speed technologies. The company is also proceeding with a number of related new product development efforts.
                The company competes in a market which is in excess of  $20 billion. However, the company's current and projected product lines and sales programs are targeted at only a fraction of that market. There are many competitors in this market, dominated by several large data communications companies, such as Cisco Systems, Inc., AT&T Paradyne and ADC Kentrox. The company's strategy has been to target existing, yet still growing, markets with products that provide new features and packaging with attractive pricing. The company also manufactures direct access products which are relatively inexpensive and easy to manufacture, thus this is a competitive field where margins can erode as new products emerge.
                The dollar amount of unshipped order backlog at the end  of
            February, 1997 and 1996 was $376,000 and $69,000 respectively. All orders are expected to be filled in the current year.

                Linear  Switch Corporation (LSC)  Company has  developed  a matrix switch which can transport high-speed digital signals and allow "any-to-any" connectivity between and among connections.
                During  1996  the  company finalized  a  contract  with  an international telecommunications company. Although shipments will begin in 1997, it is not possible to determine the amount of business that will result from this contract.
                 The   company  competes  with  approximately  five   other
            companies in the matrix switch market, dominated by General Signal Networks. The Company's product targets applications which require a relatively small matrix switch whose cost per port is low. Potential customers include government agencies and large companies.

                Electronic Assemblies.

                Allen Integrated Assemblies (AIA), a division of the Allen Organ Company, provides subcontract manufacture of electronic assemblies for outside customers. The electronic assemblies segment is an outgrowth of the technical skills and manufacturing capabilities developed by the Company in its own musical instruments business. This segment accounted for 10%, 10% and 13% of revenue in 1996, 1995, and 1994 respectively. AIA receives a majority of its business from one customer.
                The electronic assemblies segment is very competitive with numerous manufacturers capable of producing these products. Customers are generally obtained from a geographic area close to the manufacturer.
                The dollar amount of the segment's unshipped order backlog at the end of February 1997 and 1996 was $764,000 and $551,000 respectively. All orders are expected to be filled in the current year.

                General.

                The  Company  spent  $2,786,390, $1,307,691,  and  $625,190 annually in 1996, 1995, and 1994 respectively on research and development. The majority of the 1996 and 1995 increase in research and development expense relates to the amounts expended by the data communications segment acquired in 1995.
                The  Company and its subsidiaries employ approximately  525 persons.
                The Company is not aware of any problem in complying with applicable federal, state, or local provisions with regard to the environment. The manufacturing requirements do not require any special expenditures to meet environmental compliance.


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


Item 4.    Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.


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
                  Fourth Quarter   45 3/4         40 3/4

                  1996             High           Low

                  First Quarter    43 1/2         35 1/2
                  Second Quarter   40 1/2         35 3/4
                  Third Quarter    40 1/8         37 3/4
                  Fourth Quarter   39 15/16       38 1/2

           The Company has 10 Class A Shareholders and 441 Class B Shareholders of record as of March 17, 1997.

           During the past two fiscal years, the Company has declared dividends on both it's class A and B shares as follows:

                  Record of Quarterly Dividends Paid in 1995

                  Record Date      Payable        Amount

                  Cash 2/17/95    3/3/95          $.13
                  Cash 5/19/95    6/2/95          $.13
                  Cash 8/18/95    9/1/95          $.13
                  Cash11/17/95   12/1/95          $.16

                  Record of Quarterly Dividends Paid in 1996

                  Record Date      Payable        Amount

                  Cash 2/16/96    3/1/96          $.13
                  Cash 5/17/96   5/31/96          $.13
                  Cash 8/16/96   8/30/96          $.13
                  Cash11/15/96  11/29/96          $.16


Item 6.    Selected Financial Data

                                      Years Ended December 31,
                      1996         1995         1994         1993        1992

Net Sales         $36,715,128  $30,024,761  $28,842,789  $26,477,983 $26,238,092

Net Income        $ 3,865,876  $ 4,015,105  $ 4,449,703  $ 3,456,154 $ 3,397,045

Earnings per share$      2.88  $      2.94  $      3.25  $      2.48 $      2.41

Cash dividends
 per share        $       .55  $       .55  $       .55  $       .50 $       .50

At Year End

  Total Assets    $63,966,646  $65,299,426  $58,464,695  $55,752,570 $53,581,050

  Long-Term Debt,
   net of current
   portion        $         0  $ 1,388,000  $         0  $         0 $         0

The 1996 and 1995 results of operations include the data communications segment acquired August 1, 1995. See Note 2 of the financial statements for additional information.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Liquidity and Capital Resources:
           The Company continues to maintain a strong financial position and high level of liquidity which enables it to generate funds internally to meet operating needs, capital expenditures and short-term obligations. Key indicators of the Company's liquidity are presented below:

                                                 December 31,
                                             1996            1995
           Working Capital               $47,511,096      $46,681,555
           Current Ratio                   29 to 1          16 to 1
           Debt to Equity Ratio           .04 to 1         .09 to 1

           The  Company's  ratio of debt to equity has  remained  very  low because of management's continuing policy of financing expansion with internally generated funds. This policy has enabled the Company to maintain its competitive advantage without incurring the costs associated with borrowed funds.
           Cash flows provided by operating activities increased during 1996 when compared to 1995. Increases in working capital requirements in the data communication segment, particularly inventory and accounts receivable, continue to reduce operating cash flows. During 1995 cash flows provided by operating activities declined from 1994 primarily due to increases in inventory levels in the musical instruments and electronic assemblies segments, and from an approximately $1 million contribution to the company pension plans, which was allowed by changes in the tax code, related to a previous plan amendment.
           During 1996, cash flows from investing activities were used primarily to fund the purchase of treasury shares. During 1995, cash flows from investing activities were used to fund the acquisition of the data communications segment and repurchase of treasury shares. During both periods the company increased its expenditures for property and equipment primarily related to the enhancement of its electronics manufacturing capabilities. The Company presently has no major commitments for capital expenditures which would require significant capital resources.

       Results of Operations:
       Sales and Operating Income
           Consolidated   net   sales  increased   $6,690,367   (22%)   and
       $1,181,972 (4.1%) during 1996 and 1995 primarily due to sales from the data communications segment which was acquired in August, 1995.

                                            December 31,
                                  1996         1995          1994
       Net Sales
       Musical Instruments
        Domestic               $19,824,334  $18,913,194   $19,772,391
        Export                   5,594,286    5,408,720     5,398,667
                                25,418,620   24,321,914    25,171,058
       Data communications
        Domestic                 6,229,961    1,634,036         --
        Export                   1,417,636    1,027,826         --
                                 7,647,597    2,661,862         --
       Electronic Assemblies
        Domestic                 3,648,911    3,040,985     3,671,731
                               $36,715,128  $30,024,761   $28,842,789

       Income from Operations
       Musical instruments     $ 3,634,901  $ 3,332,103   $ 4,356,912
       Data communications        (349,785)     122,417         --
       Electronic assemblies       520,602      457,167       892,493
                               $ 3,805,718  $ 3,911,687   $ 5,249,405


       Musical Instruments Segment

           The 1996 increase in domestic sales reflects slight increases in selling prices and product mix changes. Sales in 1996 included more larger models and custom organs. These types of variations, to a large extent, are unpredictable from one year to the next.
           The 1995 decrease in domestic sales was primarily due to variations in product mix, offset some what by slight increases in selling prices. Sales in 1995 included less large organ models than 1994 or 1996.
           Export sales increased in 1996 and 1995 due to the continuing relative weakness of the US dollar in relation to foreign currencies. Economic changes in foreign countries and foreign exchange rates may affect future export sales.
           Gross profit margins on sales were 30.4%, 30.9% and 32.3% for the three years ended December 31, 1996. The decrease in the 1996 gross profit margin reflects slight increases in the direct material and labor costs used in the company's products. The 1995 decrease in gross profit margin reflects variations in product mix and slight increases in some overhead costs.
           Selling, administrative and other expenses were approximately equal to 1995 when they declined slightly from 1994.


       Data Communications

           Domestic sales for 1996 were higher than the same period in 1995, primarily from increased sales of ERI's products. International sales for 1996 decreased when compared to 1995 primarily due to a large order in 1995 which was not repeated in 1996.
           Domestic and export sales for the 5 months ended December 31, 1995 were approximately equal when compared to the same period in 1994.
           Each of the companies increased their sales and marketing efforts throughout 1996 and expect to do so throughout 1997, which management believes should positively affect future sales.
           Gross profit margins were 52% in 1996 compared to 55% in 1995. This decrease reflects changes in product mix and decreases in selling prices of ERI's products caused by competitive pressures in the market place. While the companies strive to maintain profit margins by trying to develop products which offer more features at competitive prices, the industry is competitive which often results in pricing changes to obtain and maintain market share.
           Selling  expenses  for  1996 increased  when  compared  to  1995 reflecting the increased sales and marketing effort deployed throughout 1996. Administrative and other expenses for 1996 were comparable to 1995. Selling, administrative and other expenses for 1995 were comparable to the same period in 1994. Selling expenses will increase in the future as sales and marketing programs and personnel are added to further promote the segment's products and obtain additional market share.
           Research and development expenses were $1,972,167 and $637,468 for the year ended December 31, 1996 and the five months ended December 31, 1995 respectively. These expenditures, which the company plans to continue at a similar pace in the future, represent the segment's commitment to new product development and support.


       Electronic Assemblies

           Sales increased for 1996 when compared to 1995 from higher order volume from existing customers and orders received from several new customers.
           Sales and operating income declined in 1995 from 1994, primarily due to a special project for one customer in 1994 which was not repeated in 1995.
           The segment continues its marketing efforts and has begun to diversify its customer base. The company continues to improve its production capabilities to offer state of the art manufacturing services to its customers.


       Other Income (Expense)

           The variations in interest income in 1996, 1995, and 1994 are primarily attributable to the yields available on short-term investments and the amounts of principal invested. The 1996 and 1995 amounts include $287,982 and $295,560 of realized capital gains respectively.
           During 1994 the Company settled a lawsuit for wrongful prosecution brought against the attorneys for one of the Company's competitors. This resulted from a lawsuit the Company settled with its competitor in 1992. Other income for 1994 includes $385,000, less legal expenses, related to the settlement.
           Interest expense represents interest on the notes payable issued in connection with the acquisition discussed in Note 2 to the financial statements.

       Income Taxes

           The effective tax rate increased in 1996 due to a lower amount of tax-free non-operating investment income. The effective tax rate decreased in 1995 primarily due to lower state tax rates, the formation of Allen Organ International, a Foreign Sales Corporation, and higher tax-free non-operating investment income.


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

The Board of Directors
 and Shareholders
Allen Organ Company

      We have audited the accompanying consolidated balance sheets of Allen Organ Company and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allen Organ Company and Subsidiaries at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



CONCANNON, GALLAGHER, MILLER AND COMPANY, P.C.

Allentown, PA
January 30, 1997

Member of AICPA Division for CPA Firms SEC and Private Companies Practice
 Sections

              ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                                                     December 31,
                      ASSETS                       1996         1995

CURRENT ASSETS
 Cash                                          $   781,202  $   196,100
 Investments, including accrued interest        29,016,935   30,766,266
 Accounts receivable                             4,817,939    4,431,499
 Inventories                                    14,072,147   13,428,585
 Prepaid income taxes                              397,404      856,630
 Prepaid expenses                                  142,769      103,420
     Total Current Assets                       49,228,396   49,782,500

PROPERTY, PLANT AND EQUIPMENT, AT COST,
 LESS ACCUMULATED DEPRECIATION                   7,847,515    7,778,498

OTHER ASSETS
 Prepaid pension costs                             889,206    1,021,517
 Inventory held for future service               1,237,986    1,219,872
 Goodwill, net                                   3,278,114    4,227,600
 Cash value of life insurance                      858,217      629,481
 Note receivable                                   163,148      122,586
 Intangible and other assets, net                  464,064      517,372
     Total Other Assets                          6,890,735    7,738,428
     Total Assets                              $63,966,646  $65,299,426

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long term debt             $    --      $   347,000
 Accounts payable                                  396,173      535,276
 Deferred income taxes                              60,033       64,322
 Other accrued expenses                            499,355    1,691,328
 Customer deposits                                 761,739      463,019
   Total Current Liabilities                     1,717,300    3,100,945

NONCURRENT LIABILITIES
 Deferred liabilities                              782,189      841,687
 Long term debt, net of current portion             --        1,388,000
   Total Noncurrent Liabilities                    782,189    2,229,687
   Total Liabilities                             2,499,489    5,330,632

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
 Common stock, par value $1 per share
 Authorized
   Class A shares - 400,000 in 1996 and 1995
   Class B shares - 3,600,000 in 1996 and 1995
 Issued
   Class A shares (voting) -
    128,104 in 1996 and 1995                       128,104      128,104
   Class B shares (nonvoting) -
    1,409,889 in 1996 and 1995                   1,409,889    1,409,889
     Total Common Stock                          1,537,993    1,537,993
 Capital in excess of par value                 12,758,610   12,758,610
 Retained earnings                              52,915,056   49,786,163
 Unrealized gain on investments                     89,380       94,136
 Minority interest                                 157,826      313,941
   Sub-total                                    67,458,865   64,490,843
 Less cost of common shares in treasury
   1996 - 43,120 Class A shares and
          170,636 Class B shares                 5,991,708       --
   1995 - 43,120 Class A shares and
          131,835 Class B shares                    --        4,522,049
     Total Shareholders' Equity                 61,467,157   59,968,794
     Total Liabilities and
       Shareholders' Equity                    $63,966,646  $65,299,426

 The accompanying notes are an integral part of the consolidated financial statements.

              ALLEN ORGAN COMPANY AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                 Years Ended December 31,
                                            1996         1995         1994

NET SALES                                $36,715,128  $30,024,761  $28,842,789

COSTS AND EXPENSES
  Cost of sales                           23,789,872   20,109,427   18,910,136
  Selling, administrative and
    other expenses                         6,333,148    4,695,956    4,058,058
  Research and development                 2,786,390    1,307,691      625,190
    Total Cost and Expenses               32,909,410   26,113,074   23,593,384

INCOME FROM OPERATIONS                     3,805,718    3,911,687    5,249,405

OTHER INCOME (EXPENSE)
  Investment income                        2,025,024    2,115,551    1,436,182
  Other, net                                  24,621       26,810      265,116
  Interest expense                           (10,309)     (42,856)      --
  Minority interests in
   consolidated subsidiaries                  55,822       23,913       --
    Total Other Income (Expense)           2,095,158    2,123,418    1,701,298

INCOME BEFORE TAXES ON INCOME              5,900,876    6,035,105    6,950,703

TAXES ON INCOME
  Current                                  2,087,000    1,559,000    2,525,000
  Deferred                                   (52,000)     461,000      (24,000)
   Total Taxes on Income                   2,035,000    2,020,000    2,501,000
NET INCOME                                 3,865,876    4,015,105    4,449,703

RETAINED EARNINGS
  Balance, January 1                      49,786,163   46,524,142   42,828,013
  Deduct cash dividends
   (1996-$.55, 1995-$.55, 1994-$.55)        (736,983)    (753,084)    (753,574)
  Balance, December 31                   $52,915,056  $49,786,163  $46,524,142

EARNINGS PER SHARE                       $      2.88  $      2.94  $      3.25

 The accompanying notes are an integral part of the consolidated financial statements.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31,
                                               1996         1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                             $  3,865,876  $  4,015,105  $ 4,449,703
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
  Minority interest in consolidated
   subsidiaries                              (55,822)      (23,913)      --
  Depreciation and amortization              815,277       636,777      562,241
  Amortization of bond premiums                4,349        58,918      218,519
  Loss (Gain) on sale of property,
   plant and equipment                         5,692          (437)      43,829
  Loss (Gain) on sale of investments        (287,982)     (295,560)       1,853
  Change in assets and liabilities
    Accounts receivable                     (386,440)      120,141       (2,187)
    Inventories                           (1,292,561)   (2,014,580)    (969,076)
    Prepaid income taxes                     459,226      (580,050)    (175,517)
    Prepaid expenses                         (39,349)       (4,517)      58,165
    Deferred income tax benefits              --            110,536      64,729
    Prepaid pension costs                    132,311    (1,109,038)      --
    Accounts payable                        (139,103)     (267,387)     (19,771)
    Accrued taxes on income                   --            --          (60,983)
    Other accrued expenses                (1,518,438)     (325,032)     198,291
    Customer deposits                        298,720        16,362     (448,735)
    Deferred income taxes and liabilities    (59,500)      474,702     (155,211)
    Other noncurrent liabilities              --            --          (28,782)
      Net Cash Provided by Operating
       Activities                          1,802,256       812,027    3,737,068

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash proceeds from maturity of investments
  classified as held to maturity              --        54,960,373   40,285,010
 Cash paid for purchase of investments
  classified as held to maturity              --       (21,631,598) (40,883,194)
 Cash proceeds from sale of investments
  classified as available for sale        38,938,452     3,520,772       --
 Cash paid for purchase of investments
  classified as available for sale       (36,914,531)  (30,402,728)  (1,532,275)
 Increase in cash value of life insurance   (228,736)     (221,343)    (207,633)
 Increase in note receivable                 (40,562)      (40,731)     (81,855)
 Payment for acquisition, net of cash
  acquired                                    --        (3,639,338)      --
 Increase in intangible and other assets      --          (533,084)      --
 Purchase of minority shareholders'
  interest in subsidiary                     (20,000)       --           --
 Cash proceeds from sale of property,
  plant and equipment                         10,000           500          100
 Cash paid for purchase of property,
  plant and equipment                       (761,483)     (940,689)    (440,151)
   Net Cash Provided by (Used in)
    Investing Activities                     983,140     1,072,134   (2,859,998)

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid in cash                    (736,983)     (753,084)    (753,574)
  Reacquired Class B common shares        (1,469,659)   (1,060,749)    (474,862)
  Subsidiary company stock reacquired
   from minority shareholders                 (3,572)       --           --
  Subsidiary company stock issued to
   minority shareholders                       9,920        20,705       --
    Net Cash Used in Financing Activities (2,200,294)   (1,793,128)  (1,228,436)

NET INCREASE (DECREASE) IN CASH              585,102        91,033     (351,366)

CASH, JANUARY 1                              196,100       105,067      456,433

CASH, DECEMBER 31                      $     781,202  $    196,100  $   105,067

            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
  Cash paid for income taxes            $   1,793,338 $  2,142,682  $ 2,767,260
  Cash paid for interest                $      53,322 $     --      $    --

  SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES Liability incurred to purchase inventory in connection with
  acquisition                           $      --     $  1,243,601  $    --
 Long term debt incurred in connection
  with asset acquisition                $      --     $  1,735,000  $    --
 Purchase price adjustment of
  August 1, 1995 acquisition
    Decrease of accrued liability to
     purchase inventory                 $     630,885 $     --      $    --
    Decrease in long term debt              1,735,000       --           --
    Decrease in minority interest              86,641       --           --
    Decrease in inventory                    (630,885)      --           --
    Decrease in intangible assets
     (Goodwill)                              (864,291)      --           --
  Increase in current accrued liabilities    (957,350)      --           --
                                        $      --     $     --      $    --

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
            Subsidiary Name                 Ownership %
         Rocky Mount Instruments, Inc.        100.00%
         Allen Organ International, Inc.      100.00%
         VIR, Inc.                             97.60%
         Eastern Research, Inc.                92.68%
         Linear Switch Corporation             90.93%
        Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.
        Financial instruments that potentially subject the Company to credit risk consist principally of short-term investments and trade receivables. The Company places substantially all of its investments in mutual funds holding federal, state and local government obligations and, by policy, limits the amount of credit exposure in any one investment. The Company sells its products through established dealer networks. The credit risk associated with related receivables is limited due to the large number of dealers and their geographic dispersion.
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
        Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first- out (FIFO) method for substantially all inventories.
        Property, plant and equipment are stated at cost. D epreciation is computed over estimated useful asset lives using both straight-line and accelerated methods for financial reporting and accelerated methods for tax reporting.
        Goodwill represents the excess of cost over the net assets acquired. Goodwill is amortized on a straight-line basis over forty years and is presented net of accumulated amortization of $129,696 and $44,501 at December 31, 1996 and 1995 respectively. The carrying value of goodwill for each business is continually reviewed to assess its recoverability from future operations of the acquired subsidiaries, based on future cash flows (undiscounted) expected to be generated by such operations. Any impairment in value indicated by the assessment would be charged against current operations.
        Intangible assets consist of organization costs which are stated at cost and amortized using the straight-line method over ten years.
        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.
        The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date.
        Research and development expenditures are charged to expense as incurred.

NOTE 2 Business Acquisitions
        On August 1, 1995, the Company acquired the assets of VIR, Inc. (VIR), Eastern Research, Inc. (ERI) and Linear Switch Corporation (LSC), three related companies which were under common control, for $7,653,234. The purchase price was made up of 24,390 shares of Allen Organ stock valued at approximately $1,000,000, notes and liabilities totaling $2,978,601 and $3,674,633 in cash.
        On  September 7, 1995, the Company repurchased the  Allen
     Organ Company stock issued in connection with the asset acquisition for $1,000,000. The Securities Restriction Agreement dated August 1, 1995 was terminated along with the stock repurchase.
        On May 10, 1996, the Company entered into an agreement with the seller of the three data communications companies acquired on August 1, 1995, to settle an indemnity claim against the seller by adjusting the purchase price and payment terms for the acquired companies.
        The terms of the agreement provided for the $880,885 balance due on the obligation incurred to purchase some of the inventory to be satisfied by the payment of $250,000. Further, the Note Payable of $1,735,000 issued as part of the purchase price has been canceled in exchange for a current payment of $900,000 and a contingent annual payment for five years, effective January 1, 1996, of 4.5% of the acquired companies annual sales exceeding $7,000,000. The total contingent payment for 1996 amounted to $29,142. The agreement provides that the total of the contingent payments shall not exceed $2,000,000. The employment agreement between VIR and its President (majority owner of the selling companies) has been modified so that he shall now be a consultant to the companies, with payment based on the number of hours worked at the request of the companies.
        In connection with the acquisition, the Company established three new subsidiary companies to acquire the assets of sellers. As additional consideration, the new subsidiaries issued shares of their stock to minority employee shareholders equivalent to their interest in the selling companies. Additional shares of ERI will be issued over the next year to employees, approximating a 1% interest in the Company.
        The acquisitions have been accounted for as purchases. The results of operations of VIR, ERI, and LSC have been included in the Company's consolidated financial statements from the date of acquisition through December 31, 1996. Assets and liabilities have been recorded at their estimated fair market values with the excess being recorded as goodwill which will be amortized over 40 years. Organizational costs have been capitalized in connection with the acquisition and will be amortized over 10 years.

NOTE 3  Investments
       The  cost and fair value of investments in debt and equity securities are as follows:
                                             Gross        Gross
                               Amortized   Unrealized   Unrealized      Fair
                                  Cost        Gains       Losses        Value
   December 31, 1996
   Available for sale
    Equity securities        $    288,981 $        --  $     21,298 $    267,683
    Mutual Funds
     Short Term Gov't Funds    11,925,188       40,000          --    11,965,188
     Municipal Bond Funds       5,957,538          --        12,847    5,944,691
     Corporate Bond Funds       1,609,509       37,795          --     1,647,304
     Equity Funds               2,968,685      101,386          --     3,070,071
     U.S. Treasury Bills        5,889,064          --           --     5,889,064
     Federal Agency Bonds         228,560        4,374          --       232,934
    Totals                   $ 28,867,525 $    183,555 $     34,145 $ 29,016,935

   December 31, 1995
   Available for sale
    Equity securities        $    376,030 $     66,104 $        --  $    442,134
    Mutual Funds                4,264,521       92,352          --     4,356,873
    U.S. Treasury Bills        20,456,336          --           --    20,456,336
    Federal Agency and
     Municipal Bonds            5,510,923          --           --     5,510,923
    Totals                   $ 30,607,810 $    158,456 $        --  $ 30,766,266

        Marketable debt securities have an average contractual maturity of approximately 1 year or less.
        Proceeds from the sale of assets classified as available for sale were $38,938,452 during 1996, resulting in a gain of $287,982 based on original cost of these investments determined using a first-in, first-out method.
        The change in net unrealized holding gains (losses) on securities available for sale in the amount of $(9,046), $324,273, and $(145,769) net of deferred tax expense (benefits) of $(4,290), $131,738, and $(58,982) has been charged to shareholders' equity for the years ended December 31, 1996, 1995, and 1994, respectively.

NOTE 4 Inventories
                                                 December 31,
                                             1996         1995
           Finished goods                $ 1,709,962  $   981,471
           Work in process                 5,912,456    5,658,610
           Raw materials                   6,449,729    6,788,504
            Total Inventory              $14,072,147  $13,428,585

     The Company maintains an inventory of various parts to be used to service musical instruments as future needs arise. This inventory, $1,237,986 and $1,219,872 at December 31, 1996 and
1995, respectively, is reported as a noncurrent asset.

NOTE 5 Property, Plant and Equipment
                                                      December 31,
                                                   1996          1995
           Land and improvements               $ 2,407,579   $ 2,407,579
           Buildings and improvements            7,585,667     7,445,965
           Machinery and equipment               6,379,116     5,977,260
           Office furniture and equipment        1,191,378     1,018,947
           Vehicles                                177,391       207,622
            Sub-Total                           17,741,131    17,057,373
           Less accumulated depreciation         9,893,616     9,278,875
            Property, plant and equipment
             net of accumulated depreciation   $ 7,847,515   $ 7,778,498

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


NOTE 7 Income Taxes
           The   provision  for  income  taxes  consists  of  the
       following:
                    1996                   1995                   1994
            Currently              Currently              Currently
             Payable   Deferred     Payable   Deferred     Payable   Deferred
Federal    $1,620,000 $   59,000  $1,300,000 $  380,000  $1,958,000 $  (17,000)
State         467,000   (111,000)    259,000     81,000     567,000     (7,000)
 Total     $2,087,000 $  (52,000) $1,559,000 $  461,000  $2,525,000 $  (24,000)

           A  reconciliation  of the provision for  income  taxes
       with the statutory rate follows:
                             1996               1995               1994
Statutory provision for
 federal income tax    $1,987,000  34.0%  $2,044,000  34.0%  $2,363,000  34.0%
State taxes, net of
 federal tax benefits     235,000   4.0      224,000   3.7      370,000   5.3
Tax credits               (60,000) (1.0)      (8,000) (0.1)     (22,000) (0.3)
Other items, net         (127,000) (2.2)    (240,000) (4.0)    (210,000) (3.0)
 Total                 $2,035,000  34.8   $2,020,000  33.6%  $2,501,000  36.0%

           The following temporary differences give rise to the net deferred tax liability at December 31, 1996 and 1995.
                                                      1996         1995
        Deferred Tax Liabilities
          Excess of tax depreciation/amortization
           over book depreciation/amortization    $ (487,166)  $ (412,499)
          Excess of pension expense for tax
           purposes over book                       (359,646)    (413,356)
          Unrealized gain not recognized for
           tax purposes                              (60,033)     (64,322)
            Total Deferred Tax Liabilities          (906,845)    (890,177)
        Deferred Tax Assets
          Deferred compensation not recognized
           for tax purposes                           25,540       28,585
          State net operating loss carry forwards    102,000       26,000
            Total Deferred Tax Assets                127,540       54,585
            Net Deferred Tax Liability            $ (779,305)  $ (835,592)

        Deferred  taxes are presented in the company's  financial
          statements as follows:
                                                      1996         1995
          Current deferred tax liability          $  (60,033)  $  (64,322)
          Non-current deferred tax liability        (719,272)    (771,270)
            Net deferred tax liability            $ (779,305)  $ (835,592)

NOTE 8 Other Accrued Expenses

                                                        December 31,
                                                      1996         1995
          Accrued salaries and commissions        $  302,223   $  379,566
          Accrued interest                               --        43,014
          Liability for inventory purchased
           in connection with acquisition                --     1,036,334
          Other                                      197,132      232,414
            Total                                 $  499,355   $1,691,328

NOTE 9 Commitments and Contingencies
           As of December 31, 1996, the Company is contingently liable for a maximum amount of approximately $1,394,182 in connection with the financing arrangements of certain customers.
           Under the terms of an agreement with the wife of the late Chairman and principal shareholder, the Company may be required to purchase within eight months of her death, at the option of her personal representative, an amount of Class B Common Shares then owned by her or includable in her estate for Federal Estate Tax purposes sufficient to pay estate taxes and costs, subject to the limitations of Section 303 of the Internal Revenue Code. At December 31, 1996, the shareholder owned or would have includable in her estate 261,072 shares of Class B Common Stock. The Company has purchased life insurance on the life of the shareholder with a face value of $6,000,000. Management believes that the insurance proceeds would be sufficient to substantially fund this possible future commitment and that any excess would not have a material effect on the financial condition of the Company.
           The Company's data communications segment leases its offices and production facility under non-cancelable operating leases which expire at various dates through July, 2000. These leases include renewal options for periods ranging from two to fifteen years with increases of lease payments based on changes in the Consumer Price Index. Rent expense was $169,493 for 1996 and $70,233 for the period from August 1 (inception) to December 31, 1995. Minimum annual rent payments for the operating leases are as follows:

            1997                     $ 165,200
            1998                        92,400
            1999                        92,400
            2000                        53,900
             Total                   $ 403,900


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

     A summary of the components of net periodic pension cost for the plans is as follows:

                                               1996         1995         1994
           Service cost - benefits
           earned during the period       $   282,303  $   279,432  $   274,987
           Interest cost on projected
            benefit obligations               952,301      887,261      839,838
           Return on assets
             Actual                        (1,544,571)  (1,772,567)      27,301
             Deferred gain (loss)             554,953      978,678     (834,046)
           Amortization of net loss from
            prior periods                       9,513       48,463        8,649
           Amortization of unrecognized
            prior service cost                 73,990       73,990       73,990
           Amortization of initial
            unrecognized net asset            (72,008)     (72,008)     (72,008)
             Net Pension Cost             $   256,481  $   423,249  $   318,711


           The funded status of the Company's pension plans is as follows:

                                                    December 31,
                                                1996            1995
Actuarial present value of
 benefit obligations:
  Vested benefits                           $(11,768,830)   $(11,358,778)
  Nonvested benefits                             (60,134)        (52,759)
Accumulated benefit obligation               (11,828,964)    (11,411,537)
Effect of assumed increase in
 compensation levels for
 salaried plan                                (1,423,492)     (1,039,398)
Projected benefit obligations for
 service rendered to date                    (13,252,456)    (12,450,935)
Plan assets at fair value                     13,641,779      12,788,615
Plan assets in excess of
 projected benefit obligation                    389,323         337,680
Unrecognized prior service cost                  295,293         369,283
Unrecognized net asset at transition            (360,044)       (432,052)
Unrecognized net loss                            564,634         746,606
Prepaid Pension Cost                        $    889,206    $  1,021,517


           The projected benefit obligation for the plans was determined using an assumed discount rate of 7.5%. An assumed long-term compensation increase rate of 7% was used for the salaried plan. The assumed long-term rate of return on plan assets was 8%.
           The Company provides 401(k) deferred compensation and profit sharing plans for the benefit of eligible employees. The plans allow eligible employees to defer a portion of their annual compensation, pursuant to Section 401(k) of the Internal Revenue Code. Company profit-sharing contributions to the plans are discretionary as determined by the Company's board of directors. The Company contributions were $139,732, $157,483 and $136,501 to the plans in 1996, 1995 and 1994 respectively.


NOTE 11    Deferred Liabilities
                                                            December 31,
                                                        1996           1995
           Deferred compensation expense           $    62,917    $    70,417
           Deferred income taxes                       719,272        771,270
             Total deferred liabilities            $   782,189    $   841,687


NOTE 12    Long-Term Debt
                                                            December 31,
                                                        1996           1995
       Notes payable, obligation satisfied in
        connection with settlement agreement
        discussed in Note 2                        $    --        $ 1,735,000
       Current portion                                  --           (347,000)
       Long-term debt                              $    --        $ 1,388,000

NOTE 13    Common Stock, Capital in Excess of Par Value and Treasury Stock

                      Common Stock                Capital In
              Class A              Class B        Excess of    Treasury Stock
          Shares   Amount     Shares    Amount    Par Value  Shares     Amount
Balance
 December
 31,1993  128,104 $128,104  1,409,889 $1,409,889 $12,610,377 159,010 $3,838,205
Reacquired
 Class B
 Shares                                                       14,446    474,862
Balance
 December
 31, 1994 128,104  128,104  1,409,889  1,409,889  12,610,377 173,456  4,313,067
Reacquired
 Class B
 Shares                                                       25,889  1,060,749
Reissued
 Class B
 Shares                                              148,233 (24,390)  (851,767)
Balance
 December
 31, 1995 128,104  128,104  1,409,889  1,409,889  12,758,610 174,955  4,522,049
Reacquired
 Class B
 Shares                                                       38,801  1,469,659
Balance
 December
 31, 1996 128,104 $128,104  1,409,889 $1,409,889 $12,758,610 213,756 $5,991,708


NOTE 14    Earnings Per Share
           Earnings  per  share  were  computed  using  1,340,047
       shares  in  1996, 1,366,076 shares in 1995, and  1,370,486 shares in 1994, the weighted average number of shares outstanding during each year.


NOTE 15    Export Sales
           In 1996, 1995 and 1994, net sales by the musical instruments segment include export sales, principally to Canada, Europe and the Far East of $5,594,286, $5,408,720, and $5,398,667, respectively. Net sales by the data communications segment include export sales principally to Europe and the Far East of $1,417,636 for 1996 and $1,027,826 for the five months ended December 31, 1995.


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

           Following is a summary of segmented information for
           1996, 1995 and 1994.
                                                      December 31,
                                           1996          1995          1994
Net Sales to Unaffiliated Customers
  Musical instruments                  $ 25,418,620  $ 24,321,914  $ 25,171,058
  Data communications                     7,647,597     2,661,862        --
  Electronic assemblies                   3,648,911     3,040,985     3,671,731
   Total                               $ 36,715,128  $ 30,024,761  $ 28,842,789

Income from Operations
  Musical instruments                  $  3,634,901  $  3,332,103  $  4,356,912
  Data communications                      (349,785)      122,417        --
  Electronic assemblies                     520,602       457,167       892,493
   Total                               $  3,805,718  $  3,911,687  $  5,249,405

Identifiable Assets
  Musical instruments                  $ 20,790,307  $ 20,505,183  $ 18,827,345
  Data communications                     8,937,839     9,181,209        --
  Electronic assemblies                   2,600,627     2,108,721     1,329,090
   Sub-total                             32,328,773    31,795,113    20,156,435
  General corporate assets               31,637,873    33,504,313    38,308,260
   Total                               $ 63,966,646  $ 65,299,426  $ 58,464,695

Capital Expenditures
  Musical instruments                  $    530,624  $    903,737  $    440,151
  Data communications                       230,859        36,952        --
   Total                               $    761,483  $    940,689  $    440,151

Depreciation and Amortization
  Musical instruments                  $    580,090  $    557,052  $    562,241
  Data communications                       235,187        79,725        --
   Total                               $    815,277  $    636,777  $    562,241

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

NOTE 18    Investment Income

                                                     December 31,
                                            1996          1995          1994

  Interest Income                      $  1,382,301  $  1,712,340  $  1,355,304
  Dividend Income                           354,741       107,651        82,731
  Gain (Loss) on Sale of Investments        287,982       295,560        (1,853)
   Total                               $  2,025,024  $  2,115,551  $  1,436,182


NOTE 19    Pro Forma Financial Information
           The following pro forma financial information has been prepared giving effect to the acquisition of VIR, ERI and LSC (including settlement agreement dated May 10,
       1996) as if the transaction had taken place at the beginning of the respective year. The pro forma financial information is not necessarily indicative of the results of operations which would have been attained had the acquisitions been consummated on any of the foregoing dates or which may be attained in the future.

                                        Years Ended December 31,
                                                1995
           Net Sales                         $34,760,371
           Net Income                          4,309,302
           Net Income Per Share                    $3.15


NOTE 20    Stock Option Plan
           During December, 1996, Eastern Research, Inc. (ERI) adopted a non-qualified stock option plan to assist the
       Company  in  attracting  and  retaining  personnel.    The
       maximum number of shares that may be issued under the plan approximates a 10% interest in ERI. Stock options will be awarded beginning in 1997, will vest over a four year period and have a term of six years.

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.

            (a)  Identification of Directors
                                                                 Time Period
                            Date Term                             Position
Name                         Expires       Age  Position            Held

Steven Markowitz           Next Annual     43   Director         Since 1980
                         Meeting in 1997

Eugene Moroz               Next Annual     73   Director         Since 1968
                         Meeting in 1997

Leonard W. Helfrich        Next Annual     67   Director         1964 - 1968 and
                         Meeting in 1997                         1972 to present

Orville G. Hawk            Next Annual     79   Director         Since 1989
                         Meeting in 1997

Albert F. Schuster         Next Annual     77   Director         Since 1989
                         Meeting in 1997

Martha Markowitz           Next Annual     75   Director         Since 1991
                         Meeting in 1997

Jeffrey L. Schucker        Next Annual     42   Director         Since July 1996
                         Meeting in 1997

            (b) Identification of Executive Officers. All have served in executive capacities for at least five years.

                                                                 Time Period
                            Date Term                             Position
Name                         Expires       Age  Position            Held

Steven Markowitz           Next Annual     43   President        1990 to
                         Meeting in 1997                         present

Eugene Moroz               Next Annual     73   Vice President   Since 1965
                         Meeting in 1997

Leonard W. Helfrich        Next Annual     67   Vice President,* 1958 - 1968
                         Meeting in 1997         Secretary       and 1971 to
                                                                 present

Barry J. Holben            Next Annual     44   Vice President   October 1995
                         Meeting in 1997                         to present

Dwight A. Beacham          Next Annual     50   Vice President   October 1995
                         Meeting in 1997                         to present

Nathan S. Eckhart          Next Annual     33   Treasurer,**     Since 1996
                         Meeting in 1997        Assistant Secretary

   * Leonard W. Helfrich was elected Vice President at the Annual Meeting on May 24, 1996. He previously was Treasurer since 1990.
   ** Nathan S. Eckhart was elected Treasurer and Assistant Secretary at the Annual Meeting on May 24, 1996. He previously was Controller since 1993.

            (c)  Identification of Certain Significant Employees.

                 Not required to be answered.

            (d)  Family Relationships.

                 Except for Martha Markowitz and Steven Markowitz, who are mother and son, there is no family relationship between any officers or directors of the Company.

            (e)  Business Experience.

                 (1) Steven Markowitz, Eugene Moroz, Leonard W. Helfrich and Dwight Beacham, have been employees of the Company in executive capacities for at least the last five years. Mr. Holben has been employed by the Company since 1989, spending two years in product development and then more recently as Foreign Sales Manager. Mr. Eckhart has been employed by the Company since 1993 as Controller and prior to that time was a manager for a public accounting firm. Mr. Hawk who has been retired more than five (5) years was formerly Chairman of the Board and President of First National Bank of Allentown. Mr. Schuster is a church director of music and prior to his retirement more than five (5) years ago was a supervisor at Bethlehem Steel Corporation. Mr. Schucker is currently President of Middle Market Capital Advisors, L.L.C. and formerly a Vice President of Meridian Capital Markets. Mrs. Markowitz is the widow of Jerome Markowitz, the Company's founder, and represents the family interests.

            (f)  Involvement in Certain Legal Proceedings by
                  Directors or Officers.

                 None.

            (g)  Compliance with Section 16(a) of the Exchange Act.

                 No transaction required to be reported.

Item 11.    Executive Compensation.
              Deleted paragraphs and/or columns are not required to be answered.

            (b)  SUMMARY COMPENSATION TABLE:
                                        Annual Compensation      All Other
                                           Salary   Bonus      Compensation *
Name and Principal Position      Year        $        $              $

Steven A. Markowitz, President   1996      96,547   22,865         30,766
  (Chief Executive Officer)      1995      93,010   20,125         31,537
                                 1994      90,607   22,105         32,249

Leonard W. Helfrich,             1996      88,113   21,385
  Vice President - Finance       1995      84,746   19,005
  (Secretary)                    1994      82,722   20,875

*Value of Split Dollar Life Insurance. See Note 6 to the accompanying consolidated financial statements for additional information on this arrangement.

            (f)  Defined Benefit or Actuarial Plan Disclosure.

                 Estimated Annual Benefit obtained from 1996 Actuarial
                  Valuation Report:

                 Steven A. Markowitz     $54,943.  Age 43.
                 Leonard W. Helfrich     $31,502.  Age 67.

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

            (h)  Employment Contracts and Termination of
                 Employment and Change in Control Arrangements:

                 There are no employment contracts between the Company and any of the Company's Executive Officers. Mr. Markowitz, Mr. Helfrich, Mr. Beacham, Mr. Holben and Mr. Eckhart participate in an Executive Incentive Plan whereby a bonus is distributed to each participant executive in proportion to the annual salary of the participants. The bonus pool is 1% of consolidated pre-tax profit for the fiscal year after elimination of bonus accrual and non-operating extraordinary gains or losses as determined by the Board of Directors.


            (j) Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions:

                (1) Leonard W. Helfrich, Vice President, Secretary, and Director of the Company, is the sole member of the Compensation Committee of the Board of Directors whose function is to set the compensation of the President. The compensation of all other employees is set by or at the direction of the President.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

   (a) Voting securities of the registrant owned of record or beneficially by each person who owns of record, or is known by the registrant to own beneficially, more than 5 per cent of
            any   class  of  such  securities.   Class  A  Common   Shares
            constitute   the   only   securities   with   voting   rights.
            Information as of February 28, 1997.
                                          Amount and
                                          Nature of
            Names and           Title of  Beneficial   % of
            Addresses             Class   Ownership    Class
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

   (b)      Each class of equity securities of the registrant  or  any of its parents or subsidiaries, other than directors' qualifying shares, beneficially owned directly or indirectly by all directors naming them and directors and officers of the registrant, as a group, without naming them. Information as of December 31, 1996.

                                                    Percent  Percent
                                        Nature of     of       of
                 Class     Class        Beneficial   Class    Class
Directors          A         B          Ownership      A        B

Steven Markowitz     58                 (1) (3)      .07 %
                           13,562       (1) (3)               1.09 %
                 81,531*                (2) (4)    95.94 %
                          242,016*      (2) (4)              19.53 %

Eugene Moroz                  799       (1) (3) as
                                        to 799
                           11,691       (2) (4) as
                                        to 11,691              .94 %

Leonard W. Helfrich           328       (2) (4)                .03 %


Orville G. Hawk                50       (2) (4)                .004%

Martha Markowitz           19,056       (1) (3)               1.53 %
                 81,531*                (2) (4)    95.94 %
                          242,016*      (2) (4)              19.53 %

                                                    Percent  Percent
All Directors                                         of       of
and Officers     Class     Class                     Class    Class
as a Group         A         B                         A        B

     7           81,589** 287,502**                96.01 %** 23.20 %

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

                 The following consolidated financial statements of Allen Organ Company and its subsidiaries are included in
                 Part II, Item 8:

                 Independent Auditors' Report.

                 Consolidated Balance Sheets as of December 31, 1996 and 1995.

                 Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1996, 1995, and 1994.

                 Consolidated Statements of cash flows for the years ended December 31, 1996, 1995, and 1994.

                 Notes to Consolidated Financial Statements.

                 The individual financial statements of the Registrant's subsidiaries have been omitted, as they are all included in the consolidated financial statements referred to above.

            (a)  (2) Financial Statement Schedules

                 Financial schedules are omitted as not applicable.

            (a)  (3) Exhibits
                 Exhibit No.    Description
                 2(4)      Plan of acquisition
                 3.1(1)    Articles of Incorporation as amended
                 3.2(2)    Bylaws, as amended
                 10.1(2)   Executive Incentive Plan adopted October 24, 1996
                 10.2(3)   Agreement of Amendment between the Company
                                and Martha Markowitz
                 21(5)     Subsidiaries of the registrant

                 1. Incorporated by reference to the exhibit filed with the Registrants Annual Report on Form 10-K for the year ended December 31, 1984.
                 2. Incorporated by reference to the exhibit filed with the Registrants Quarterly Report on Form 10-Q for the period ended September 30, 1996.
                 3. Incorporated by reference to the exhibit filed with the Registrants Annual Report on Form 10-K for the year ended December 31, 1992.
                 4. Incorporated by reference to the exhibit filed with the Registrants Current Report on form 8-K dated August 1, 1995.
                 5. Incorporated by reference to the exhibit filed with the Registrants Annual Report on Form 10-K for the year ended December 31, 1995.


            (b) Reports on Form 8-K. None filed during fourth quarter of 1996.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ALLEN ORGAN COMPANY



Date: March 20, 1997                 STEVEN A. MARKOWITZ
                                     Steven A. Markowitz
                                     President and Director



Date: March 20, 1997                 LEONARD W. HELFRICH
                                     Leonard W. Helfrich
                                     Vice President - Finance, and Director,
                                     Chief Financial Officer



Date: March 20, 1997                 MARTHA MARKOWITZ
                                     Martha Markowitz
                                     Director


Date: March 20, 1997                 ALBERT F. SCHUSTER
                                     Albert F. Schuster
                                     Director