Form 10-Q
period 1997-03-31
ALLEN ORGAN CO
filed 1997-05-08
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended March 31, 1997

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

                         Yes    X        No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1997:

                    Class A - Voting          84,984 shares
                    Class B - Non-voting   1,238,184 shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements
          Consolidated Condensed Statements of Income for the three months ended March 31, 1997 and 1996

          Consolidated Condensed Balance Sheets at March 31, 1997
          and December 31, 1996

          Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1997 and 1996

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
                                (Unaudited)

                                   For the 3 Months Ended:
                                  3/31/97          3/31/96

Net Sales                      $ 8,878,959      $ 8,449,206

Costs and expenses
 Costs of sales                  5,873,259        5,395,293
 Selling, general and
  administrative                 1,753,184        1,477,287
 Research and development          609,620          661,509
 Total Costs and Expenses        8,236,063        7,534,089

Income from operations             642,896          915,117

Other Income (Expense)
 Interest and other income         412,178          622,255
 Interest expense                    --              (8,603)
 Minority interests in
   consolidated subsidiaries         8,650           22,219
 Total Other Income and Expense    420,828          635,871

Income before taxes on income    1,063,724        1,550,988

Provision for taxes on income      371,000          542,000

Net Income                     $   692,724      $ 1,008,988

Earnings per share                   $0.52            $0.74

Shares used in per share
calculation                      1,323,883        1,360,309

Dividends per share - Cash           $0.14            $0.13


                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      March 31,       Dec 31,
                     ASSETS                             1997           1996
                                                     (Unaudited)     (Audited)
Current Assets
  Cash                                              $   802,883    $   781,202
  Investments Including Accrued Interest             28,157,525     29,016,935
  Accounts Receivable                                 4,906,060      4,817,939
  Inventories:
     Raw Materials                                    6,977,242      6,449,729
     Work in Process                                  6,502,158      5,912,456
     Finished Goods                                   1,797,324      1,709,962
     Total Inventories                               15,276,724     14,072,147
  Prepaid Income Taxes                                  250,539        397,404
  Prepaid Expenses                                      217,125        142,769
  Deferred Income Tax Benefits                           50,850          --
     Total Current Assets                            49,661,706     49,228,396
Property, Plant and Equipment                        18,199,913     17,741,131
  Less Accumulated Depreciation                     (10,073,037)    (9,893,616)
     Total Property, Plant and Equipment              8,126,876      7,847,515
Other Assets
  Prepaid Pension Costs                                 821,709        889,206
  Inventory Held for Future Service                   1,235,632      1,237,986
  Note Receivable                                       163,148        163,148
  Cash Value of Life Insurance                          858,217        858,217
  Intangible and Other Assets                         3,707,551      3,742,178
     Total Other Assets                               6,786,257      6,890,735
     Total Assets                                   $64,574,839    $63,966,646

                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
  Accounts Payable                                  $   685,033    $   396,173
  Deferred Income Taxes                                   --            60,033
  Other Accrued Expenses                                749,231        499,355
  Customer Deposits                                     582,780        761,739
     Total Current Liabilities                        2,017,044      1,717,300
Noncurrent Liabilities
  Deferred Liabilities                                  780,314        782,189
     Total Liabilities                                2,797,358      2,499,489
STOCKHOLDERS' EQUITY
  Common Stock   1997              1996
     Class A   128,104  shares;   128,104 shares        128,104        128,104
     Class B 1,409,889  shares; 1,409,889 shares      1,409,889      1,409,889
  Capital in Excess of Par Value                     12,758,610     12,758,610
  Retained Earnings
     Balance, Beginning                              52,915,056     49,786,163
     Net Income                                         692,724      3,865,876
     Dividends - Cash 1997 and 1996                    (185,318)      (736,983)
     Balance, End                                    53,422,462     52,915,056
  Unrealized (Loss) Gain on Investments                 (73,871)        89,380
  Minority Interest                                     152,883        157,826
  Treasury Stock
     1997 - 43,120 Class A shares;
           171,372 Class B shares                    (6,020,596)         --
     1996 - 43,120 Class A shares;
           170,636 Class B shares                         --        (5,991,708)
  Total Stockholders' Equity                         61,777,481     61,467,157
  Total Liabilities and Stockholders' Equity        $64,574,839    $63,966,646


                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                         For the 3 Months
                                                              Ended:
                                                       3/31/97        3/31/96
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                         $   692,724    $ 1,008,988
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Depreciation and amortization                        226,930        212,532
   Minority interest in consolidated subsidiaries        (8,650)       (22,219)
 Change in assets and liabilities
   (Increase) Decrease in accounts receivable           (88,121)       (44,954)
   (Increase) Decrease in inventories                (1,202,223)      (520,267)
   (Increase) Decrease in prepaid income taxes          146,865        540,000
   (Increase) Decrease in prepaid expenses              (74,356)      (171,186)
   (Increase) Decrease in prepaid pension costs          67,497        120,000
   (Decrease) Increase in accounts payable              288,860        104,419
   (Decrease) Increase in accrued expenses              249,876       (161,073)
   (Decrease) Increase in customer deposits            (178,959)       217,183
   (Decrease) Increase in other noncurrent liabilities   (1,875)       (41,911)
      Net Cash Provided by Operating Activities         118,568      1,241,512

CASH FLOW FROM INVESTING ACTIVITIES
   Net additions to plant and equipment                (471,664)      (116,746)
   Purchase of minority shareholders'
    interest in subsidiary                                --           (20,000)
   Net sale (or purchase) of short term investments     585,276       (291,334)
      Net Cash Provided by (Used In)
       Investing Activities                             113,612       (428,080)

CASH FLOWS FROM FINANCING ACTIVITIES
   Reacquired Class B common shares                     (28,888)      (394,380)
   Dividends paid in cash                              (185,318)      (177,182)
   Subsidiary company stock reacquired from
    minority shareholders                               (14,675)         --
   Subsidiary company stock issued to
    minority shareholders                                18,382          --
      Net Cash Used In Financing Activities            (210,499)      (571,562)

NET INCREASE (DECREASE) IN CASH                          21,681        241,870

CASH, BEGINNING                                         781,202        196,100

CASH, ENDING                                        $   802,883    $   437,970

            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
   Income Taxes                                     $   224,000    $     --
   Interest                                         $     --       $    51,616

  SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES Purchase price adjustment of August 1, 1995 acquisition:
   Decrease in accrued liability incurred
    to purchase inventory                           $     --       $   630,885
   Decrease in long term debt                             --         1,735,000
   Decrease in minority interest                          --            86,641
   Decrease in inventory                                  --          (630,885)
   Decrease in intangible assets (Goodwill)               --          (864,291)
   Increase in current accrued liabilities                --          (957,350)
     Total                                          $     --       $     --

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

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1996 Annual Report on Form 10-K.


2. Subsequent Event
   On April 1, 1997 the Company announced that it has purchased a 75% interest in Legacy Audio in exchange for $1,500,000 in cash.

   In connection with the acquisition, the company established a new subsidiary, Legacy Audio, Inc. (LAI), to acquire the assets of the seller. A founding owner of the seller contributed the remaining 25% of the assets of the seller to the new company in exchange for a 25% interest in LAI. Additionally, this founding owner has been named the President and Chief Designer of LAI.

   The acquisition will be accounted for as a purchase. The results of operations of LAI will be included in the companies financial statements from the date of the acquisition. Assets and liabilities will be recorded at their estimated fair market values with the excess being recorded as goodwill to be amortized over 40 years.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Sales and Operating Income
                                   For the 3 Months Ended:
                                  3/31/97          3/31/96

  Net Sales
     Musical Instruments         5,527,463        5,883,393
     Data Communications         2,153,386        1,629,571
     Electronic Assemblies       1,198,110          936,242
      Total                      8,878,959        8,449,206

  Income from operations
     Musical Instruments           546,991          739,371
     Data Communications           (51,229)          41,507
     Electronic Assemblies         147,134          134,239
      Total                        642,896          915,117

Musical Instruments Segment

    Sales declined $355,930 in the first quarter of 1997 when compared to the same period in 1996 and declined $1,970,315 when compared to the preceding quarter ended December 31, 1996. These declines are due to lower incoming orders and changes in product mix. The preceding quarter ended December 31, 1996 sales reflected reductions in the order backlog for pre-holiday delivery of instruments.

    Gross profit margins declined slightly to 31.3% of sales in the first quarter of 1997 from 31.9% and 34% when compared to the same period in 1996 and the preceding quarter ended December 31, 1996, respectively. These declines are primarily due to changes in product mix and lower sales volume over which to absorb fixed costs.

Selling, general and administrative expenses increased slightly when compared to the same period in 1996 and declined slightly when compared to the preceding quarter ended December 31, 1996.

Data Communications Segment

    Sales increased $533,177 in the first quarter of 1997 when compared to the same period in 1996 and increased $111,032 from the preceding quarter ended December 31, 1996 from higher order volume.

    Gross profit margins were approximately equal to the preceding quarter ended December 31, 1996 and decreased to 51.2% of sales from 60.6% when compared to the same period in 1996 due to changes in product mix.

    Selling, general and administrative expenses in the first quarter of 1997 increased when compared to the same period in 1996 primarily due to the addition of personnel and expansion of marketing programs to further promote the segment's products and obtain additional market share. These expenses were approximately equal to the preceding quarter ended December 31, 1996.

   Research and development expenses declined slightly when compared to the same period in 1996 and the preceding quarter ended December 31, 1996. These expenditures will increase in the future reflecting the segments commitment to new product development and support.

Electronic Assemblies Segment

    Sales for the first quarter of 1997 increased $261,868 over the same period in 1996 and $386,170 from the preceding quarter ended December 31, 1996 from additional order volume. Operating income increased from the higher sales volume.

Other Income and Expense

    Decrease of $215,043 is primarily attributable to realized gains on sales of investments in the first quarter of 1996 which did not reoccur in 1997.

PART II    OTHER INFORMATION

   Item 6.  Exhibits  and Reports on Form 8-K

   (b) No reports on Form 8-K were filed during the quarter ended March 31,1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Allen Organ Company
                                        (Registrant)


Date:   May 7, 1997                     STEVEN MARKOWITZ
                                        Steven Markowitz, President and
                                        Chief Executive Officer


Date:   May 7, 1997                     LEONARD W. HELFRICH
                                        Leonard W. Helfrich,
                                        Vice President - Finance
                                        Chief Financial Officer