Form 10-Q
period 1997-06-30
ALLEN ORGAN CO
filed 1997-08-14
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q
      (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended June 30, 1997

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

                          Yes    X        No_____

Number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1997:

                    Class A - Voting          84,112 shares
                    Class B - Non-voting   1,112,773 shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements
          Consolidated Condensed Statements of Income for the six months ended June 30, 1997 and 1996

          Consolidated Condensed Balance Sheets at June 30, 1997 and December 31, 1996

          Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1997 and 1996

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

   Item 4.Submission of Matters to a Vote of Security Holders
   Item 5.Other Information
   Item 6.Exhibits and Reports on Form 8-K

   Signatures

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                         For the 3 Months Ended:      For the 6 Months Ended:
                          6/30/97       6/30/96        6/30/97       6/30/96

Net Sales                $9,107,033   $8,928,612    $17,985,992   $17,377,818

Cost and expenses
 Costs of sales           6,307,370    5,659,230     12,180,629    11,054,523
 Selling, general and
  administrative          1,963,398    1,557,709      3,716,582     3,034,996
 Research and
  development               633,407      682,334      1,243,027     1,343,843
   Total Costs and
    Expenses              8,904,175    7,899,273     17,140,238    15,433,362


Income from operations      202,858    1,029,339        845,754     1,944,456

Other Income (Expense)
 Interest and other
  income                    703,407      421,238      1,115,585     1,043,493
 Interest expense              --           --             --          (8,603)
 Minority interests in
  consolidated subsidiaries   7,112       32,392         15,762        54,611
 Total Other Income and
  Expense                   710,519      453,630      1,131,347     1,089,501

Income before taxes on
 income                     913,377    1,482,969      1,977,101     3,033,957

Provision for taxes on
 income                     314,000      505,000        685,000     1,047,000

Net Income               $  599,377   $  977,969    $ 1,292,101   $ 1,986,957

Earnings per share            $0.45        $0.73          $0.98         $1.47

Shares used in per
share calculation         1,319,271    1,350,739      1,319,271     1,350,739

Dividends per share -Cash     $0.14        $0.13          $0.28         $0.26

                                      See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   June 30,     Dec. 31,
                     ASSETS                         1997          1996
                                                  (Unaudited)   (Audited)
Current Assets
  Cash                                            $   310,973  $   781,202
  Investments Including Accrued Interest           24,753,279   29,016,935
  Accounts Receivable                               4,993,893    4,817,939
  Inventories:
     Raw Materials                                  8,332,518    6,449,729
     Work in Process                                7,037,566    5,912,456
     Finished Goods                                 2,097,515    1,709,962
     Total Inventories                             17,467,599   14,072,147
  Prepaid Income Taxes                                107,539      397,404
  Prepaid Expenses                                    306,845      142,769
     Total Current Assets                          47,940,128   49,228,396
Property, Plant and Equipment                      19,396,765   17,741,131
  Less Accumulated Depreciation                   (10,262,992)  (9,893,616)
     Total Property, Plant and Equipment            9,133,773    7,847,515
Other Assets
  Prepaid Pension Costs                               773,041      889,206
  Inventory Held for Future Service                 1,232,032    1,237,986
  Note Receivable                                     163,148      163,148
  Cash Value of Life Insurance                        858,217      858,217
  Intangible and Other Assets                       4,580,051    3,742,178
     Total Other Assets                             7,606,489    6,890,735
     Total Assets                                 $64,680,390  $63,966,646

                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
  Accounts Payable                                $   576,684  $   396,173
  Deferred Income Taxes                               134,846       60,033
  Other Accrued Expenses                              690,979      499,355
  Customer Deposits                                 1,327,432      761,739
     Total Current Liabilities                      2,729,941    1,717,300
Noncurrent Liabilities
  Deferred Liabilities                                822,088      782,189
     Total Liabilities                              3,552,029    2,499,489
STOCKHOLDERS' EQUITY
  Common Stock   1997           1996
     Class A   128,104 shares;   128,104 shares       128,104      128,104
     Class B 1,409,889 shares; 1,409,889 shares     1,409,889    1,409,889
  Capital in Excess of Par Value                   12,758,610   12,758,610
  Retained Earnings
     Balance, Beginning                            52,915,056   49,786,163
     Net Income                                     1,292,101    3,865,876
     Dividends - Cash 1997 and 1996                  (370,282)    (736,983)
     Balance, End                                  53,836,875   52,915,056
  Unrealized Gain on Investments                      200,050       89,380
  Minority Interests                                  649,771      157,826
  Treasury Stock
     1997 - 43,120 Class A shares
           217,840 Class B shares                  (7,854,938)        --
     1996 - 43,120 Class A shares
           170,636 Class B shares                       --      (5,991,708)
  Total Stockholders' Equity                       61,128,361   61,467,157
  Total Liabilities and Stockholders' Equity      $64,680,390  $63,966,646

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                    For the 3 Months         For the 6 Months
                                          Ended:                  Ended:
                                   6/30/97     6/30/96     6/30/97    6/30/96
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income                      $  599,377  $  977,969  $1,292,101 $1,986,957
  Adjustments to reconcile net
 income to net cash provided by
  operating activities
   Depreciation and amortization    241,590     199,711     468,520    412,243
   Minority interest in
    consolidated subsidiaries        (7,112)    (32,392)   ( 15,762)   (54,611)
   Change in assets and liabilities,
    (net of acquisition effects)
   (Increase) Decrease in
     accounts receivable            (87,833)     61,679    (175,954)    16,725
   (Increase) Decrease in
     inventories                 (1,502,425)   (584,434) (2,704,648)(1,104,701)
   (Increase) Decrease in prepaid
     income taxes                   143,000     316,630     289,865    856,630
   (Increase) Decrease in prepaid
     expenses                       (77,820)     53,488    (152,176)  (117,698)
   (Increase) Decrease in prepaid
     pension costs                   48,668    (112,420)    116,165      7,580
   (Decrease) Increase in
     accounts payable              (126,654)     (5,797)    162,206     98,622
   (Decrease) Increase in accrued
     income taxes                       --       62,190        --       62,190
   (Decrease) Increase in accrued
     expenses                       (58,252) (1,042,861)    191,624 (1,203,934)
   (Decrease) Increase in
     customer deposits              744,652     240,048     565,693    457,231
   (Decrease) Increase in other
     noncurrent liabilities          41,774     (17,865)     39,899    (59,776)
      Net Cash (Used In) Provided
       by Operating Activities      (41,035)    115,946      77,533  1,357,458

CASH FLOW FROM INVESTING
ACTIVITIES
   Payment for acquisition       (1,512,000)       --    (1,512,000)      --
   Increase in other assets         (71,950)       --       (71,950)      --
   Net additions to plant and
    equipment                      (711,482)   (157,705) (1,183,146)  (274,451)
   Purchase of minority
    shareholders' interest in
     subsidiary                        --          --          --      (20,000)
   Net sale (or purchase) of
    short term investments        3,863,863   1,063,987   4,449,139    772,653
    Net Cash Provided by (Used
     In) Investing Activities     1,568,431     906,282   1,682,043    478,202

CASH FLOWS FROM FINANCING
ACTIVITIES
   Reacquired Class B common
    shares                       (1,834,342)   (620,281) (1,863,230)(1,014,661)
   Dividends paid in cash          (184,964)   (174,581)   (370,282)  (351,763)
   Subsidiary stock reacquired
    from minority shareholder          --          --       (14,675)      --
   Subsidiary company stock
    issued to minority shareholder     --         4,840      18,382      4,840
     Net Cash Used In Financing
      Activities                 (2,019,306)   (790,022) (2,229,805)(1,361,584)

NET (DECREASE) INCREASE IN CASH    (491,910)    232,206    (470,229)   474,076

CASH, BEGINNING                     802,883     437,970     781,202    196,100

CASH, ENDING                     $  310,973  $  670,176  $  310,973  $ 670,176

            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
   Income Taxes                     171,500     293,338     395,500    293,338
   Interest                            --          --           --      51,616

  SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES Purchase price adjustment of
 August 1, 1995 acquisition:
 Decrease in accrued liability   $     --    $     --    $      --   $ 630,885
  incurred to purchase inventory
 Decrease in long term debt            --          --           --   1,735,000
 Decrease in minority interest         --          --           --      86,641
 Decrease in inventory                 --          --           --    (630,885)
 Decrease in intangible asset          --          --           --    (864,291)
  (Goodwill)
 Increase in current accrued           --          --           --    (957,350)
  liabilities
   Total                         $     --    $     --    $      --    $    --
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

2. Acquisition of Assets
   On April 1, 1997 the Company purchased a 75% interest in Legacy Audio in exchange for $1,512,000 in cash.

   In connection with the acquisition, the company established a new subsidiary, Legacy Audio, Inc. (LAI), to acquire the assets of the seller. A founding owner of the seller contributed the remaining 25% of the assets of the seller to the new company in exchange for a 25% interest in LAI. Additionally, this founding owner has been named the President and Chief Designer of LAI.

   The acquisition has been accounted for as a purchase. The results of operations of LAI have been included in the Company's consolidated condensed financial statements from the date of the acquisition. Assets and liabilities have been recorded at their estimated fair market values with the excess being recorded as goodwill.

3. New Accounting Standards
   Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") was issued in February 1997 and is effective for financial statements issued after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and will require restatement of prior years' information. This statement simplifies the standards for computing EPS previously found in APB Opinion 15. It replaces the presentation of primary and fully diluted EPS with a presentation of basic EPS and diluted EPS, requires a dual presentation on the face of the financial statements, and requires a reconciliation of basic EPS to diluted EPS. The presentation of basic EPS and diluted EPS would have been the same as EPS actually reported for the respective periods.

4. Pro Forma Financial Information
   The following pro forma financial information has been prepared giving effect to the acquisition of Legacy Audio, Inc. as if the transaction had taken place at the beginning of the applicable period. The pro forma financial information is not necessarily indicative of the results of operations which would have been attained had the acquisition been consummated on any of the foregoing dates or which may be attained in the future.
                     For the 3 Months Ended:     For the 6 Months Ended:
                            6/30/96                6/30/97        6/30/96
  Net Sales              $ 9,428,978             $18,447,795   $18,396,591
  Net Income                 985,551               1,271,914     2,002,904
  Net Income Per Share         $0.73                   $0.96         $1.48

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
   Cash flows from operating activities decreased in both the three and six month periods ended June 30, 1997, primarily due to increased working capital requirements, particularly inventory. Inventory increased approximately $1,000,000, $925,000 and $700,000 respectively in the Musical Instruments, Data Communications and Electronic Assemblies segments during the six months ended June 30, 1997. Increases in the Musical Instruments segment are primarily related to production start-up of new models introduced at the May 1997 Dealer Sales Seminar. The increase in the Data Communication segment is primarily due to higher order volume and changes in product mix towards system level products which are more complex and require longer lead times for manufacture and pre-shipment testing. The increase in the Electronic Assemblies segment is primarily due to increased order volume.

   Cash used in financing activities related primarily to the repurchase of Company stock.

   Cash flows from investing activities reflects the Company's sale of short-term investments net of amounts used to purchase equipment and the assets of Legacy Audio. During the first six months of 1997 the Company purchased approximately $500,000 of additional automated equipment for use in the manufacture of electronic assemblies. During the second quarter of 1997 the Company began implementing new information systems and has invested nearly $400,000 in software and computer equipment as part of this project which the Company estimates will require another $300,000 to complete.

Results of Operations:

Sales and Operating Income
                          For the 3 Months Ended:   For the 6 Months Ended:
                           6/30/97      6/30/96       6/30/97       6/30/96
  Net Sales
   Musical Instruments   $4,908,158   $5,972,198   $10,435,621   $11,855,591
   Data Communications    2,129,804    1,864,383     4,283,190     3,493,954
   Electronic Assemblies  1,491,572    1,092,031     2,689,682     2,028,273
   Audio Equipment          577,499        --          577,499         --
    Total                $9,107,033   $8,928,612   $17,985,992   $17,377,818

  Income (loss) from operations
   Musical Instruments   $  187,284   $  929,340   $   734,275   $ 1,668,711
   Data Communications     (190,223)     (57,065)     (241,452)      (15,558)
   Electronic Assemblies    101,263      157,064       248,397       291,303
   Audio Equipment          104,534        --          104,534         --
    Total                $  202,858   $1,029,339   $   845,754   $ 1,944,456

Musical Instruments Segment
Sales decreased $1,064,040 and $1,419,970 respectively for the three and six months ended June 30, 1997 when compared to the same period in 1996 primarily from lower foreign shipments caused by the strengthening of the U.S. Dollar. The gross profit percentage decreased to 30% in the first six months of 1997 compared to 33% in the same period last year. The current quarter gross profit percentage was 28% compared to 35% in the second quarter of 1996. These declines are due to start-up expenses of new organ models introduced at the May 1997 Dealer Sales Seminar, increases in overhead costs and lower sales over which to absorb fixed costs. Selling, general and administrative expenses for the three and six months ended June 30, 1997 remained approximately the same as compared to the same period in 1996. Research and development expenditures increased approximately $50,000 during the six months ended June 30, 1997 primarily due to new model development.

Data Communications Segment
Sales increased $265,421 and $789,236 respectively for the three and six months ended June 30, 1997 when compared to the same period in 1996 from increased order volume. This is attributable to the sales and marketing effort initiated since the acquisition. Gross profit margins decreased to 47.7% and 48.8% respectively for the three and six months ended June 30, 1997 when compared to 51.3% and 55.6% when compared to the same period in 1996 from competitive pressures on selling prices and variations in product mix.

Selling, general and administrative expenses increased $243,099 and $499,768 respectively for the three and six months ended June 30, 1997 when compared to the same period in 1996. This was primarily due to the expansion of sales and marketing programs to further promote the segment's products and obtain additional market share.

Research and development expenditures declined $87,545 and $137,399 respectively for the three and six months ended June 30, 1997 when compared to the same period in 1996 primarily due to the combining of the R&D efforts of VIR, Inc. and Linear Switch Corporation. These expenditures are expected to increase in the future reflecting the commitment to new product development and support.

Electronic Assemblies Segment
Sales increased $399,541 and $661,409 respectively for the three and six months ended June 30, 1997 when compared to the same period in 1996 from increased order volume and expanded customer base. The gross profit percentage decreased to 11% in the first six months of 1997 compared to 15% in the same period last year. The current quarter gross profit percentage was 8% compared to 18% in the second quarter of 1996. These declines are due to higher production and overhead costs resulting from inefficiencies in production scheduling caused by the rapid growth in sales. The Company is implementing improved scheduling and cost containment measures.

Audio Equipment Segment
Sales  for  the  three  months  ended  were  $577,499.   The  gross  profit
percentage was 47.5% of sales. Selling, general and administrative costs for the period were $172,709.

Other Income and Expense
Interest and other income for the six months ended June 30 1997 increased slightly from the same period in 1996. The second quarter of 1997 included realized gains from investments which contributed to higher income in that quarter.

Factors that May Affect Operating Results
The statements contained in this report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's marketing and product development strategy, statements regarding future production capacity. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

The Company has experienced and expects to continue to experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's and its customer's products, competitive pricing pressures, global currency valuations, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses and fluctuations in manufacturing yields. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

PART II    OTHER INFORMATION

   Item 4.     Submission of Matters to a Vote of Security Holders
   (a)        Annual Meeting:  May 20, 1997
   (b)        Election of the following directors for a one-year term:
              Steven Markowitz, Eugene Moroz, Leonard Helfrich, Martha Markowitz, Orville Hawk, Albert Schuster and Jeffrey Schucker
   (c)        In  addition to the election of directors and the waiver
              of reading of the minutes of the prior meeting, the shareholders ratified charitable deductions made in 1996 and all contracts, agreements, and employment's by the Board of Directors and officers since the previous annual meeting in May, 1996. All resolutions were adopted by the vote of all shareholders present, in person or proxy.

   Item 5.     Other Information

   Business Update
   Musical Instruments
   The Company introduced at its May 1997 National Sales Seminar a new organ series called Renaissance(tm). These instruments are positioned for the upper end of the organ market. This new line utilizes advanced DSP
   (Digital  Signal  Processor)  technology  allowing  the  musician   more
   control and customizing capabilities including the ability to choose specific sounds to match individual tastes. Initial customer response has been positive.

   Renaissance(tm) continues with the Company's tradition of advancing the state-of-the-art of technology for keyboard musical instruments. RenaissanceT shipments will begin the third quarter and will not reach full production capacity until later this year.

   Data Communications
   Eastern Research, Inc. (ERI) initially built its business in the CSU/DSU market and has also developed router technology products, sometimes referred to as "box" products. More recently this company has introduced a Digital Access Cross-connect Switch (DACs), a systems product called DNX (Digital Exchange Network). The DNX is beginning to contribute to revenues and will become ERI's flagship product. The company will integrate additional technologies including its router technology, along with xDSL (Digital Subscriber Line) technology, into the DNX. In order to properly capitalize on this market's opportunities, ERI will develop a more comprehensive marketing strategy and will also increase product development work. This will require further investment in the coming quarters. In May 1997, Michael Doyle became ERI's President. Michael Doyle has 20-years experience in the industry including positions at Infotron Systems Inc., Dowty Communications, Inc., Teleos Communications, Inc., and Madge Networks, Inc.

   VIR, Inc. (VIR) and Linear Switch Corporation (LSC) are consolidating their marketing and R&D functions. These companies will focus on the test access market. With the need for higher speed and more reliable communications circuits increasing, VIR/LSC will develop new products to provide the ability to access and configure these circuits for various test procedures. In April of 1997, Thomas Infantino was named President of VIR/LSC. Tom brings over 25-years experience in the field including positions at T-Bar, Inc., Dynatech Communications, and Hadax Electronics, Inc.


   Electronic Assemblies
   Electronic assembly sales are made through our AIA division.   AIA  has
   been diversifying its customer base. The Company is introducing new manufacturing techniques to help AIA more efficiently serve customers while improving the Company's profitability. AIA will focus on customers for which it can supply a high degree of value added services.

   Audio Products
   The Company acquired the assets of Legacy Audio Company in April, 1997. Legacy's production capabilities have limited its growth in the past and the Company is taking steps to increase these capabilities. Expanded marketing programs are also being implemented.

   Item 6.  Exhibits  and Reports on Form 8-K

   (b)    Forms 8-K
               1. The Company filed a Form 8-K dated April 1, 1997 announcing the acquisition of the assets of Legacy Audio, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Allen Organ Company
                                            (Registrant)

Date:     August 13, 1997               STEVEN MARKOWITZ
                                        Steven Markowitz, President and
                                        Chief Executive Officer

Date:     August 13, 1997               LEONARD W. HELFRICH
                                        Leonard W. Helfrich, Vice President-
                                        Finance, Chief Financial and Principal
                                        Accounting Officer