Form 10-Q
period 1997-09-30
ALLEN ORGAN CO
filed 1997-11-12
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
  (X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended September 30, 1997

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

                         Yes    X        No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1997:

                    Class A - Voting          84,112 shares
                    Class B - Non-voting   1,096,606 shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements

          Consolidated Condensed Statements of Income for the nine months ended September 30, 1997 and 1996

          Consolidated Condensed Balance Sheets at September 30, 1997 and December 31, 1996

          Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1997 and 1996

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
                                   (Unaudited)



                          For the 3 Months Ended:   For the 9 Months Ended:
                           9/30/97      9/30/96      9/30/97      9/30/96

Net Sales               $11,159,819   $8,985,237   $29,145,811  $26,363,056

Cost and expenses
 Costs of sales           7,385,097    6,138,645    19,565,726   17,193,168
 Selling, general and
  administrative          2,115,943    1,474,311     5,832,525    4,509,307
 Research and
  development               683,197      632,148     1,926,224    1,975,991
   Total Costs and
    Expenses             10,184,237    8,245,104    27,324,475   23,678,466

Income from operations      975,582      740,134     1,821,336    2,684,590

Other Income (Expense)
 Investment and other
  income                    407,606      397,752     1,523,191    1,441,245
 Interest expense               --        (1,706)          --       (10,309)
 Minority interests in
  consolidated subsidiaries   4,819       27,780        20,581       82,391
 Total Other Income and
  Expense                   412,425      423,826     1,543,772    1,513,327

Income before taxes on
 income                   1,388,007    1,163,960     3,365,108    4,197,917

Provision for taxes on
 income                     255,000      400,000       940,000    1,447,000

Net Income              $ 1,133,007   $  763,960   $ 2,425,108  $ 2,750,917

Earnings per share            $0.88        $0.58         $1.89        $2.05


Shares used in per
share calculation         1,285,336    1,344,314     1,285,336    1,344,314

Dividends per share -Cash     $0.14        $0.13         $0.42        $0.39

                             See accompanying notes.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                               September 30,    Dec 31,
                     ASSETS                          1997        1996
                                                 (Unaudited)   (Audited)
Current Assets
  Cash                                         $    461,439  $   781,202
  Investments Including Accrued Interest         20,018,888   29,016,935
  Accounts Receivable                             5,776,783    4,817,939
  Inventories:
     Raw Materials                                8,451,239    6,449,729
     Work in Process                              7,555,549    5,912,456
     Finished Goods                               1,999,684    1,709,962
     Total Inventories                           18,006,472   14,072,147
  Prepaid Income Taxes                               99,180      397,404
  Prepaid Expenses                                  270,727      142,769
     Total Current Assets                        44,633,489   49,228,396
Property, Plant and Equipment                    19,749,874   17,741,131
  Less Accumulated Depreciation                 (10,439,354)  (9,893,616)
     Total Property, Plant and Equipment          9,310,520    7,847,515
Other Assets
  Prepaid Pension Costs                             848,871      889,206
  Inventory Held for Future Service               1,324,511    1,237,986
  Note Receivable                                   203,557      163,148
  Cash Value of Life Insurance                    1,109,487      858,217
  Intangible and Other Assets                     4,509,926    3,742,178
     Total Other Assets                           7,996,352    6,890,735
     Total Assets                               $61,940,361  $63,966,646


                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
  Accounts Payable                              $   595,600  $   396,173
  Deferred Income Taxes                             219,261       60,033
  Other Accrued Expenses                            527,017      499,355
  Customer Deposits                               1,303,280      761,739
     Total Current Liabilities                    2,645,158    1,717,300
Noncurrent Liabilities
  Deferred Liabilities                              830,783      782,189
     Total Liabilities                            3,475,941    2,499,489
STOCKHOLDERS' EQUITY
  Common Stock   1997           1996
     Class A   127,232 shares;   128,104 shares     127,232      128,104
     Class B 1,410,761 shares; 1,409,889 shares   1,410,761    1,409,889
  Capital in Excess of Par Value                 12,758,610   12,758,610
  Retained Earnings
     Balance, Beginning                          52,915,056   49,786,163
     Net Income                                   2,425,108    3,865,876
     Dividends - Cash 1997 and 1996                (536,717)    (736,983)
     Balance, End                                54,803,447   52,915,056
  Unrealized Gain (Loss) on Investments             383,768       89,380
  Minority Interest                                 599,027      157,826
  Treasury Stock
     1997 - 43,120 Class A shares
           314,155 Class B shares               (11,618,425)        --
     1996 - 43,120 Class A shares
           170,636 Class B shares                      --     (5,991,708)
  Total Stockholders' Equity                     58,464,420   61,467,157
  Total Liabilities and Stockholders' Equity    $61,940,361  $63,966,646

                             See accompanying notes.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             For the 3 Months Ended:   For the 9 Months Ended:
                               9/30/97      9/30/96      9/30/97      9/30/96
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income                     $1,133,007  $ 763,960   $2,425,108  $2,750,917
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities
   Depreciation and amortization   269,879    204,938      738,399     617,181
   Minority interest in
   consolidated subsidiaries         9,856    (27,780)      (5,906)    (82,391)
   Change in assets and
    liabilities,(net of
    acquisition effects)
   (Increase) Decrease in
     accounts receivable          (782,890)(1,033,598)    (958,844) (1,016,873)
   (Increase) Decrease in
     inventories                  (631,352)  (149,733)  (3,336,000) (1,254,434)
   (Increase) Decrease in
     prepaid income taxes            8,359    (48,914)     298,224     807,716
   (Increase) Decrease in
     prepaid expenses               36,118    (34,385)    (116,058)   (152,083)
   (Increase) Decrease in
     prepaid pension costs         (75,830)    62,625       40,335      70,205
   (Decrease) Increase in
     accounts payable               18,916    (53,933)     181,122      44,689
   (Decrease) Increase in
     accrued taxes                    --      (62,190)        --          --
   (Decrease) Increase in
     accrued expenses             (163,962)  (193,329)      27,662  (1,397,263)
   (Decrease) Increase in
     customer deposits             (24,152)    42,480      541,541     499,711
   (Decrease) Increase in other
     noncurrent liabilities          8,695     53,522       48,594      (6,254)
      Net Cash Provided by (Used
       in) Operating Activities   (193,356)  (476,337)    (115,823)    881,121

CASH FLOW FROM INVESTING
ACTIVITIES
   Payment for acquisition             --         --    (1,512,000)        --
   Increase in other assets            --         --       (71,950)        --
   Net additions to plant and
    equipment                     (376,501)  (121,770)  (1,559,647)   (396,221)
   Increase in cash value
    of life insurance             (251,270)  (222,130)    (251,270)   (222,130)
   Increase in note receivable     (40,409)   (40,562)     (40,409)    (40,562)
   Purchase of minority
    shareholders' interest in
     subsidiary                        --         --         --        (20,000)
   Net sale (or purchase) of
    investments                  5,002,524  1,838,013    9,451,663   2,610,666
    Net Cash Provided by (Used
     in)Investing Activities     4,334,344  1,453,551    6,016,387   1,931,753

CASH FLOWS FROM FINANCING
ACTIVITIES
Reacquired Class B common
 shares                         (3,763,487)  (297,375)  (5,626,717) (1,312,036)
Dividends paid in cash            (166,435)  (172,691)    (536,717)   (524,454)
Subsidiary company stock issued
 to minority shareholders              --         --        18,382       4,840
Subsidiary company stock
 reacquired from minority
  shareholders                     (60,600)    (3,572)     (75,275)     (3,572)
  Net Cash Used In Financing
   Activities                   (3,990,522)  (473,638)  (6,220,327) (1,835,222)

NET INCREASE (DECREASE) IN CASH    150,466    503,576     (319,763)    977,652

CASH, BEGINNING                    310,973    670,176      781,202     196,100

CASH, ENDING                   $   461,439 $1,173,752  $   461,439  $1,173,752
               SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
   Income Taxes                  $ 223,000  $ 530,000    $ 618,500  $  823,338
   Interest                      $     --   $   1,706    $   --     $   53,322
     SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES Purchase price adjustment of
  August 1, 1995 acquisition
  Decrease of accrued liability incurred
   to purchase inventory         $     --   $     --     $   --     $  630,885
  Decrease in long term debt           --         --         --      1,735,000
  Decrease in minority interest        --         --         --         86,641
  Decrease in inventory                --         --         --       (630,885)
  Decrease in intangible assets
  (Goodwill)                           --         --         --       (864,291)
  Increase in current accrued
   liabilities                         --         --         --       (957,350)
    Total                       $      --    $    --     $   --      $     --

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

3. Change in Accounting Estimate
   During the third quarter of 1997 the Company re-evaluated the useful life of intangible assets acquired through business acquisitions and began amortizing these assets over useful lives of 3-20 years. Previously, these intangible assets were amortized over 40 years. These changes will result in an increase in amortization expense of approximately $70,000 a quarter.

4. New Accounting Standards
   Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") was issued in February 1997 and is effective for financial statements issued after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and will require restatement of prior years' information. The presentation of basic EPS and diluted EPS would have been the same as EPS actually reported for the respective periods.

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


                     For the 3 Months Ended:      For the 9 Months Ended:
                            9/30/96              9/30/97         9/30/96
     Net Sales           $ 9,424,271         $ 29,607,614      $27,820,862
     Net Income              766,081            2,509,211        2,763,427
     Net Income Per Share      $0.57                $1.95            $2.06

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
 Cash flows from operating activities decreased during the nine month period ended September 30, 1997, primarily due to increased working capital requirements, particularly inventory. Inventory increased approximately $1,200,000, $750,000, and $1,300,000 respectively in the Musical Instruments, Data Communications, and Electronic Assemblies segments during the nine months ended September 30, 1997. Increases in the Musical Instruments segment are primarily related to production start-up of new models introduced at the May 1997 Dealer Sales Seminar. The Data Communication segments inventory increase is primarily due to increased order volume and changes in product mix to system level products which are more complex and require longer lead times for manufacture and pre-shipment testing. The increase in the Electronic Assemblies segment is primarily due to increased order volume.

 Cash used in financing activities related primarily to the repurchase of Company stock.

 Cash flows from investing activities reflects the Company's sale of short-term investments net of amounts used to purchase equipment and the assets of Legacy
 Audio.   During  the  first  nine  months  of  1997  the  Company   purchased
 approximately $500,000 of additional automated equipment for use in the manufacture of electronic assemblies. During the second quarter of 1997 the Company began implementing new information systems and has invested nearly $500,000 in software and computer equipment as part of this project which the Company estimated will require another $300,000 to complete.


Sales and Operating Income

                          For the 3 Months Ended:   For the 9 Months Ended
                           9/30/97      9/30/96      9/30/97       9/30/96
  Net Sales
   Musical Instruments   $ 6,338,653  $6,065,251   $16,774,274   $17,920,842
   Data Communications     2,549,548   2,111,289     6,832,738     5,605,243
   Electronic Assemblies   1,614,003     808,698     4,303,685     2,836,971
   Audio Equipment           657,615       --        1,235,114        --
    Total                $11,159,819  $8,985,238   $29,145,811   $26,363,056

  Income (loss) from operations
   Musical Instruments   $   844,286  $  635,556   $ 1,578,561   $ 2,304,267
   Data Communications      (188,241)    (10,777)     (429,693)      (26,335)
   Electronic Assemblies     215,539     115,355       463,936       406,658
   Audio Equipment           103,998       --          208,532        --
    Total                $   975,582  $  740,134   $ 1,821,336   $ 2,684,590


Musical Instruments Segment
Sales decreased $1,146,568 for the nine months ended September 30, 1997 when compared to the same period in 1996 primarily from reduced foreign shipments caused by the strengthening of the U.S. Dollar. Sales increased $273,402 for the three months ended September 30, 1997 when compared to the same period in 1996 primarily from higher shipment of new organ models introduced in May 1997. The gross profit percentage decreased to 30% in the first nine months of 1997 compared to 31% in the same period last year. This decline is due to start-up expenses of new organ models introduced at the May 1997 Dealer Sales Seminar, increases in overhead costs, and lower sales over which to absorb fixed costs. The current quarter gross profit percentage was 30% compared to 27% in the third quarter of 1996. This increase is the result of higher sales volume, improved operating efficiencies, and a more favorable product mix. General and administrative expenses for the three and nine months ended September 30, 1997 remained approximately the same as compared to the same period in 1996. Research and development expenditures increased approximately $36,000 during the nine months ended September 30, 1997 primarily due to new model development. Selling and advertising costs increased approximately $100,000 during the nine months ended September 30, 1997 as a result of marketing and advertising of new products.

Data Communications Segment
Sales increased $438,259 and $1,227,495 respectively for the three and nine months ended September 30, 1997 when compared to the same period in 1996 from increased order volume. This is attributable to increased sales and marketing efforts initiated since the acquisition. Gross profit margins decreased to 47% and 48% respectively for the three and nine months ended September 30, 1997 when compared to 48% and 52% in 1996 from competitive pressures on selling prices and variations in product mix.

Selling, general and administrative expenses increased $305,346 and $805,114 respectively for the three and nine months ended September 30, 1997 when compared to the same period in 1996. These increases are primarily due to the expansion of the sales and marketing programs to further promote the segment's products and obtain additional market share.

Research and development expenditures declined $96,340 for the nine months ended September 30, 1997 when compared to the same period in 1996 primarily due to the combining of the R&D efforts of VIR, Inc. and Linear Switch Corporation. Research and development expenditures increased $41,059 for the three months ended September 30, 1997 when compared to the same period in 1996, reflecting the Company's commitment to new product development and support.

Electronic Assemblies Segment
Sales increased $805,305 and $1,466,714 respectively for the three and nine months ended September 30, 1997 when compared to the same period in 1996 from increased order volume and expanded customer base. The gross profit percentage decreased to 15% in the first nine months of 1997 compared to 16% for the same period in 1996. This decline is due to higher production costs related to inefficiencies in production scheduling caused by the rapid growth in sales. The current quarter gross profit percentage was 20% compared to 16% in the third quarter of 1996. This increase is related to the higher sales volume over which to absorb fixed costs. Selling, general and administrative expenses remained approximately equal to the same periods in 1996.

Audio Equipment Segment
Sales for the three months ended September 30, 1997 increased $80,116 when compared to the three months ended June 30, 1997. The gross profit percentage was 49% of sales. Selling, general and administrative costs for the period increased $45,403 as compared to the prior quarter from expanded sales and marketing efforts and personnel additions required for sales and administrative support.

Other Income and Expense
Investment and other income for the nine months ended September 30, 1997 increased slightly compared to the same period in 1996.

Provision for Taxes on Income
The decrease in the 1997 tax provision is attributable to a decrease in the estimated effective tax rate for the current and prior tax year resulting from the utilization of state tax planning opportunities.

Factors that May Affect Operating Results
The statements contained in this report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development; spending and the Company's marketing and product development strategy, statements regarding future production capacity. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

The Company has experienced and expects to continue to experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's and its customer's products, competitive pricing pressures, global currency valuations, the
Company's  ability  to  meet  increasing  demand,  the  Company's  ability  to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses, and fluctuations in manufacturing yields. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition, and results of operations.

PART II    OTHER INFORMATION
   Item 6.     Exhibits  and Reports on Form 8-K

   (b)    Forms 8-K
               1. The Company filed a Form 8-K dated July 31, 1997 announcing the change in the Company's certifying accountant.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Allen Organ Company
                                    (Registrant)

Date:    November 11, 1997          STEVEN MARKOWITZ
                                    Steven Markowitz, President and
                                    Chief Executive Officer

Date:    November 11, 1997          LEONARD W. HELFRICH
                                    Leonard W. Helfrich, Vice President-
                                    Finance, Chief Financial and Principal
                                    Accounting Officer