Form 10-K
period 1997-12-31
ALLEN ORGAN CO
filed 1998-03-26
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K

     (Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1997

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on March 23, 1998:

Class A - Voting     84,112                Class B - Non-voting   1,096,606

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


                                  PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Exhibit

                                  PART I
Item 1.    Business

           General developments of business.

                Incorporated in Pennsylvania in 1945, Allen Organ Company and Subsidiaries ("Company") operate in four industry segments: musical instruments, data communications, electronic assemblies, and audio equipment.

           Industry segments.

                The Company operates in four industry segments: musical instruments, data communications, electronic assemblies, and audio equipment. For financial information concerning the segments, see Note 14 to the financial statements.

           Description of business.

               Musical Instruments.

                Allen Organ Company, and its wholly owned subsidiary Rocky Mount Instruments, is a leading manufacturer of electronic keyboard musical instruments, primarily digital electronic church organs and accessories. This segment accounted for 58%, 69% and 81% of revenue in 1997, 1996 and 1995 respectively.
                The principal market for the musical instruments segment are institutions, primarily churches. Sales to the home market make up a smaller portion of the segment's sales. The segment's musical instruments are distributed mostly through dealers, primarily independent retail music stores throughout the United States, with a lesser percentage distributed through dealers internationally. The segment's business is not seasonal.
                The principal raw materials used in the segment's products are electronic components and wood, all of which are readily available from various sources without undue difficulty.
                  The segment does not engage in any significant amounts of
           consignments, extended payment terms, or lease guarantees. The Company is contingently liable in connection with certain customers' financing arrangements. See Note 9 to the financial statements. The dollar amounts and number of times the Company has had to honor these repurchase agreements are negligible.
                The musical instruments segment is not dependent on any single or small group of customers, the loss of which would have a material adverse effect on the business. The dollar amount of the segment's unshipped order backlog at the end of February 1998 and 1997 was $4.4 million and $2.9 million respectively. Approximately $4.0 million of these orders will be filled in the current year with the remaining $400,000 to be filled in the following year.
                The electronic organ industry is competitive involving at least five (5) domestic and foreign companies. In addition, there are many small pipe organ companies in the institutional organ market. The organ market consists of two basic divisions, institutional (primarily churches) and home or entertainment. The Company believes it has a major position in the institutional market because of product performance and competitive prices, and a smaller percentage of the home or entertainment market.

               Data Communications.

                The data communications segment began during 1995 with the acquisition discussed in Note 2 to the financial statements. This segment accounted for 22%, 21% and 9% of revenues in 1997, 1996 and for the 5 month period from acquisition through December 31, 1995 respectively.
                 Data communications products are sold primarily to wholesale and retail distributors worldwide. The segment maintains an inventory of in-process and finished goods to allow for rapid fulfillment of customer orders which is expected in the industry.
                The principal raw material used in the data communications products are electronic components, which are readily available from various sources without undue difficulty.
                The data communications segment derived 12% and 14% of its 1997 and 1996 revenue from one customer.
                 The   segment   operates  through  three  majority   owned
            subsidiaries:

                VIR, Inc. (VIR) and Linear Switch Corporation (LSC)  During
            1997, these two companies combined their marketing and research & development functions under the name of "VIR Linear Switch". The companies design, manufacture, and market a number of data communication products including patch and testing equipment, often referred to as tech control products, test access equipment and a matrix switch which can transport high-speed digital signals and allow "any-to-any" connectivity between and among connections. The products are of varying complexity and are used to connect, switch, test and trouble shoot data lines in large computer installations.
                 The   companies  compete  in  a  relatively  mature  field
            producing  high  quality products at competitive  prices.   The
            companies have approximately four major competitors all of which are larger than VIR/LSC. Since the acquisition, management has been implementing more aggressive sales and marketing programs.
                 With   the  need  for  higher  speed  and  more   reliable
            communications circuits increasing, VIR/LSC has introduced a new family of products to provide the ability to access and configure these circuits for various test procedures. In
            April  of  1997,  Thomas  Infantino  was  named  President   of
            VIR/LSC. Tom brings over 25-years experience in the field including positions at T-Bar, Inc., Dynatech Communications, and Hadax Electronics, Inc.
                The dollar amount of unshipped order backlog at the end  of
            February, 1998 and 1997 was $555,000 and $234,000 respectively. All orders are expected to be filled in the current year.

                Eastern  Research,  Inc. (ERI)  Designs  and  markets  data inter-networking products. These products include direct access equipment that allow users to utilize a broad range of services offered by the telephone companies.
                The  company competes in a market that is in excess of  $20 billion. However, the company's current and projected product lines and sales programs are targeted at only a fraction of that market. There are many competitors in this market that is dominated by several large data communications companies, such as Cisco Systems, Inc., Paradyne and ADC Kentrox. The company's strategy has been to target existing, yet still growing, markets with products that provide new features and packaging with attractive pricing.
                The  company  initially built its business in  the  CSU/DSU market and has also developed router technology products, sometimes referred to as "box" products. These products are relatively inexpensive and easy to manufacture, thus this is a competitive field where margins can erode as new products emerge. More recently this company has introduced a Digital Access Cross-connect Switch (DACS), a systems product called DNX (Digital Exchange Network). The DNX is beginning to contribute to revenues and is expected to become ERI's flagship product. The company is integrating additional technologies including its router technology, along with xDSL (Digital Subscriber Line) technology, into the DNX. In order to properly capitalize on this market's opportunities, ERI is implementing a more aggressive marketing strategy and is also increasing product development work. This will require further investment through the coming year. In May 1997, Michael Doyle became ERI's President. Michael Doyle has 20-years experience in the industry including positions at Infotron Systems Inc., Dowty Communications, Inc., Teleos Communications, Inc., and Madge Networks, Inc.
                The dollar amount of unshipped order backlog at the end  of
            February, 1998 and 1997 was $1.2 million and $376,000 respectively. All orders are expected to be filled in the current year.

               Electronic Assemblies.

                Allen Integrated Assemblies (AIA), a division of the  Allen
           Organ Company, provides subcontract manufacture of electronic assemblies for outside customers. The electronic assemblies segment is an outgrowth of the technical skills and manufacturing capabilities developed by the Company in its musical instruments business. This segment accounted for 15%, 10% and 10% of revenue in 1997, 1996, and 1995 respectively. AIA derived 55%, 85% and 90% of its revenues from one customer in 1997, 1996 and 1995 respectively.
                The  electronic assemblies segment is very competitive with numerous manufacturers capable of producing such products. Customers are generally obtained from a geographic area close to the manufacturer.
                The  dollar amount of the segment's unshipped order backlog
           at   the  end  of  February  1998  and  1997  was  $3.0  million and $764,000 respectively. All orders are expected to be filled in the current year.

               Audio Equipment.

                The Audio Equipment segment began on April 1, 1997 with the acquisition of Legacy Audio, Inc. (LAI) discussed in Note 2 of the Financial Statements. LAI designs, manufactures and markets high-quality audio speaker cabinets for hi-fi stereo and home theater applications. It also markets electronic audio equipment amplifiers that are manufactured to its specifications by third party suppliers. This segment accounted for 5% of revenues for the 9 month period from acquisition to December 31, 1997.
                The  principal  market for the audio equipment  segment  is individual consumers for home use. The segment's products are primarily distributed directly to the customer with a lesser percentage distributed through dealer audition sites. This segment's business is not seasonal.
                LAI's  manufacturing facility is currently  operating  near its full capacity. Many of their manufacturing needs are similar to those required in the musical instruments segment. The Company has begun building some of LAI's speaker cabinets at its Macungie, PA facility.
                The  principal raw materials used in the segment's products are audio speakers, electronic components and wood, all of which are readily available from various sources without undue difficulty.
                The  company  competes with several  other  high-end  audio speaker cabinet manufacturers including Martin-Logan, Thiel, B&W, Celestion, and others.
                LAI  is  not  dependent on any single, or small  group,  of customers. The dollar amount of the segment's unshipped order backlog at the end of February 1998 was $579,000. All orders are expected to be filled in the current year.

               General.

                The Company's working capital is sufficient to meet the normal expansion of inventory and receivables.
                The  Company  spent $2,654,662, $2,786,390, and  $1,307,691 annually in 1997, 1996, and 1995 respectively on research and development. The decrease in the 1997 expense relates primarily to the combining of the research and development efforts of VIR and LSC. The majority of the 1996 increase in research and development expense relates to the amounts expended by the data communications segment acquired in 1995.
                The  Company and its subsidiaries employ approximately  580 persons.
                The Company is not aware of any problem in complying with applicable federal, state, or local provisions with regard to the environment. The manufacturing requirements do not require any special expenditures to meet environmental compliance.


           Financial information about foreign operations and export sales.

                The Company does not own manufacturing or sales facilities in any foreign countries. See Note 13 to the financial statements, for additional information on export sales.
                Export sales are all made in US dollars and for the most part are made under Letter of Credit or on a prepaid basis.
                The Company has established a Foreign Sales Corporation within the meaning of the Internal Revenue Code of 1986. This wholly-owned subsidiary is Allen Organ International, Inc., a Virgin Islands corporation.

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

             Rocky Mount, North Carolina 70,000   Manufacturing and  sales
                                                  facility. Owned by Rocky
                                                  Mount Instruments. Operating
                                                  at approximately 85%
                                                  capacity.
            Data Communications:
             Southampton, Pennsylvania   22,000   Administrative, research
                                                  and manufacturing facility.
                                                  Leased until July, 2000.
                                                  Operating at approximately
                                                  80% capacity.

             Moorestown, New Jersey      16,800   Administrative, sales and
                                                  research facility. Leased
                                                  until February, 2001.

            Audio Equipment:
             Springfield,  Illinois      15,000   Administrative, research
                                                  and manufacturing facility.
                                                  Owned by Legacy Audio, Inc.
                                                  Operating at approximately
                                                  95% capacity.

Item 3.     Legal Proceedings

                There  is  no litigation requiring disclosure  pursuant  to
           Item 103 of regulation S-K.

Item 4.    Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

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

                The high and low bid quotations for each quarter during the last two years as reported by NASDAQ Market Information System is as follows:

                  1997             High           Low

                  First Quarter    41             38 1/2
                  Second Quarter   41 1/4         39
                  Third Quarter    40 1/2         38 7/8
                  Fourth Quarter   44 3/4         39 3/4

                  1996             High           Low

                  First Quarter    43 1/2         35 1/2
                  Second Quarter   40 1/2         35 3/4
                  Third Quarter    40 1/8         37 3/4
                  Fourth Quarter   39 15/16       38 1/2

           The Company has 9 Class A Shareholders and 362 Class B Shareholders of record as of March 23, 1998.

           During the past two fiscal years, the Company has declared dividends on both it's class A and B shares as follows:

                  Record of Quarterly Dividends Paid in 1997

                  Record Date      Payable        Amount

                  Cash  2/21/97    3/7/97          $.14
                  Cash  5/23/97    6/6/97          $.14
                  Cash  8/22/97    9/5/97          $.14
                  Cash 11/21/97   12/5/97          $.14

                  Record of Quarterly Dividends Paid in 1996

                  Record Date      Payable        Amount

                  Cash  2/16/96    3/1/96          $.13
                  Cash  5/17/96   5/31/96          $.13
                  Cash  8/16/96   8/30/96          $.13
                  Cash 11/15/96  11/29/96          $.16

Item 6.   Selected Financial Data

                                 Years Ended December 31,
                      1997        1996        1995       1994         1993

Net Sales         $40,348,084  $36,715,128 $30,024,761 $28,842,789  $26,477,983

Net Income        $ 3,512,142  $ 3,865,876 $ 4,015,105 $ 4,449,703  $ 3,456,154

Earnings per share$      2.79  $      2.88 $      2.94 $      3.25  $      2.48

Cash dividends
per share         $       .56  $       .55 $       .55 $       .55  $       .50

At Year End

  Total Assets    $62,562,004  $63,966,646 $65,299,426 $58,464,695  $55,752,570

  Long-Term Debt,
   net of current
   portion        $         0  $         0 $ 1,388,000 $         0  $         0


The 1997 results of operations include the audio equipment segment acquired April 1, 1997. The 1997, 1996 and 1995 results of operations include the data communications segment acquired August 1, 1995. See Note 2 of the financial statements for additional information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources:
        The Company continues to maintain a strong financial position and high level of liquidity which enables it to generate funds internally to meet operating needs, capital expenditures and short-term obligations. Key indicators of the Company's liquidity are presented below:
                                                       December 31,
                                               1997                 1996
           Working Capital                 $42,445,212          $47,511,096
           Current Ratio                     15 to 1              29 to 1
           Debt to Equity Ratio             .06 to 1             .04 to 1

        The Company's ratio of debt to equity has remained very low because of management's continuing policy of financing expansion with internally generated funds. This policy has enabled the Company to maintain its competitive advantage without incurring the costs associated with borrowed funds.
        Cash flows provided by operating activities declined during 1997 compared to 1996 primarily due to increased working capital requirements, particularly accounts receivable and inventory. These increases are due primarily to new product introductions and higher order volumes in most segments. Accounts receivable increased approximately $500,000 and $400,000 in the Data Communications and Electronic Assemblies segments respectively. Inventory increased approximately $900,000, $800,000 and $1,500,000 respectively in the Musical Instruments, Data Communications and Electronic Assemblies segments during 1997. Cash flows provided by operating activities increased during 1996 when compared to 1995 primarily from an approximately $1,000,000 contribution to the company pension plans made in 1995.
        During 1997 and 1996, cash flows from investing activities were used primarily to fund the purchase of treasury shares. Cash flows from investing activities were also used to fund the acquisition of Legacy Audio, Inc. in April, 1997. During 1997, the company increased its expenditures for property and equipment including approximately $700,000 additional automated equipment and building improvements to enhance its electronics manufacturing capabilities used in the musical instruments and electronic assemblies segments.
        During 1997 the Company began implementing new information systems and has invested nearly $500,000 in software and computer equipment as part of this project which the Company estimates will require another $300,000 to complete. The Company has undertaken this implementation as part of a business improvement program initiated to up-grade production and product planning processes. While these business improvement programs have and will continue to involve additional expense through 1998, it is anticipated that these improvements will provide long-term benefits in all areas of the Company.
        See Note 1 to the consolidated financial statements regarding new accounting standards.

     Results of Operations:

     Sales and Operating Income
        Consolidated net sales increased $3,632,956 (10%) during 1997 as compared to 1996 primarily due to sales from the audio equipment segment which was acquired in April, 1997 and increased sales in the data communications segment resulting from additional sales and marketing efforts initiated since the acquisition. In 1996, sales increased $6,690,367 (22%) as compared to 1995 primarily due to sales from the data communications segment which was acquired in August, 1995.

                                          December 31,
                                  1997         1996          1995

       Net Sales
       Musical Instruments
        Domestic               $18,918,509  $19,824,334   $18,913,194
        Export                   4,432,974    5,594,286     5,408,720
         Total                  23,351,483   25,418,620    24,321,914
       Data communications
        Domestic                 6,933,787    6,229,961     1,634,036
        Export                   2,103,734    1,417,636     1,027,826
         Total                   9,037,521    7,647,597     2,661,862
       Electronic Assemblies
        Domestic                 5,935,381    3,648,911     3,040,985

       Audio Equipment
        Domestic                 1,812,138           --            --
        Export                     211,561           --            --
         Total                   2,023,699           --            --

       Total                   $40,348,084  $36,715,128   $30,024,761


       Income (Loss) from Operations
       Musical instruments     $ 2,718,085  $ 3,634,901   $ 3,332,103
       Data communications      (1,069,165)    (349,785)      122,417
       Electronic assemblies       631,521      520,602       457,167
       Audio Equipment             337,495           --            --
        Total                  $ 2,617,936  $ 3,805,718   $ 3,911,687

     Musical Instruments Segment

        The  1997 decrease in domestic sales reflects lower order  rates during the early part of the year. New orders in the fourth quarter of 1997 were approximately $500,000 ahead of the same period in 1996. However, the product mix of these orders required production lead times beyond year end and increased the order backlog at year end by approximately $900,000 when compared to 1996.
        The 1996 increase in domestic sales reflected slight increases in selling prices and product mix changes. Sales in 1996 included more larger models and custom organs. These types of variations, to a large extent, are unpredictable from one year to the next.
        Export sales decreased in 1997 primarily from changes in economic conditions in certain world markets, particularly Far East countries. Export sales increased in 1996 due to the relative weakness of the US dollar in relation to foreign currencies.
     Economic changes in foreign countries and foreign exchange rates may affect future export sales.
        Gross profit margins on sales were 28.1%, 31.8% and 32.8% for the three years ended December 31, 1997. The decrease in the 1997 gross profit margin is a result of start-up expenses of new organ models introduced in May, 1997, increases in overhead costs and lower sales over which to absorb fixed costs. The decrease in the 1996 gross profit margin reflects slight increases in the direct material and labor costs used in the company's products.
        Selling,    administrative   and   other   expenses    increased
     approximately $200,000 in 1997 as a result of marketing and advertising of new products. 1996 expenses were approximately equal to 1995.
        Research   and   development  expenses  increased  approximately
     $40,000 in 1997 related to the new organ models introduced in during 1997.

     Data Communications Segment

        Domestic sales in each of the last two years have increased as a result of additional sales and marketing efforts initiated since the acquisition.
        International  sales  for 1997 increased  as  compared  to  1996 primarily due to additional sales and marketing efforts in those markets. International sales for 1996 decreased when compared to 1995 primarily due to a large order in 1995 which was not repeated in 1996.
        Each of the companies increased their sales and marketing efforts throughout 1997 and 1996 and expects to continue to do so throughout 1998, which management believes should positively affect future sales and operating results.
        Gross profit margins were 46% in 1997 compared to 52% in 1996 from competitive pressures on selling prices and variations in product mix. While the companies strive to maintain profit margins by trying to develop products which offer more features at competitive prices, the industry is competitive which often results in pricing changes to obtain and maintain market share.
        Selling expenses increased approximately $500,000 and $600,000 in 1997 and 1996 respectively, reflecting the additional sales and marketing efforts. Selling expenses will continue to increase in the future as sales and marketing programs and personnel are added to further promote the segment's products and obtain additional market share.
        Administrative expenses increased approximately $550,000 and $650,000 in 1997 and 1996 respectively, resulting from additional management and support personnel added to promote and oversee the segment.
        Research   and   development  expenses   were   $1,799,665   and
     $1,972,167 for the years ended December 31, 1997 and 1996, respectively and $637,468 for the five months ended December 31,
     1995. The 1997 decrease is attributed to the combining of the research and development efforts of VIR, Inc. and Linear Switch Corporation. The segment is committed to new product development and support and expects to increase these expenditures by 30% to 50% during 1998.

     Electronic Assemblies Segment

        Sales increased during 1997 and 1996 from higher order volume from existing customers and orders received from several new customers.
        Gross profit margins were 14.5%, 20.0% and 21.0% for the three years ended December 31, 1997. The decrease is related to competitive pressures common in the industry and higher production costs related to inefficiencies in production scheduling caused by rapid growth in sales.
        Selling, general and administrative expenses have remained approximately the same in each of the last three year periods. The segment continues its marketing efforts and has begun to diversify its customer base. The Company continues to improve its production capabilities to offer state of the art manufacturing services to its customers.

     Audio Equipment Segment

        Sales for the nine months ended December 31, 1997 increased approximately 40% when compared to the same period in 1996 on a pro forma basis. This increase is a result of increased awareness of the Company through both increased marketing and sales efforts, and positive product reviews in several trade publications during the year. The Company will continue to promote awareness of its products through increased marketing efforts which management believes will continue to positively affect future sales.
        Gross profit margins were 48.3% in 1997.
        Selling,    general   and   administrative    costs    increased
     approximately $300,000 during 1997 as compared to the same period in 1996 resulting from increased sales and marketing efforts and additional administrative personnel added to support the company's growth.

     Other Income (Expense)

        The variations in interest income in 1997, 1996, and 1995 are primarily attributable to the yields available on short-term investments, realized gains, and the amounts of principal invested. The 1997, 1996, and 1995 amounts include $765,109, $287,982 and
     $295,560 of realized capital gains respectively.
        Interest expense represents interest on the notes payable issued in connection with the acquisition discussed in Note 2 to the financial statements.

     Income Taxes

        The decrease in the 1997 tax provision is attributable to a decrease in the estimated effective tax rate for the current and prior tax year resulting from a change in state revenue allocations. The effective tax rate increased in 1996 due to a lower amount of tax-free non-operating investment income.

     Factors that May Affect Operating Results

        The statements contained in this report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's marketing and product development strategy, statements regarding future production capacity. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinions only as of the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 1998. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.
        The   Company  has  experienced  and  expects  to  continue   to
     experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's and its customer's products, competitive pricing pressures, global currency valuations, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses and fluctuations in manufacturing yields. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.
        See   Note   1  to  the  financial  statements  for  information
     concerning  the effects of new accounting standards  and  Year  2000 issues.


Item 8. Financial Statements
           See Item 14 for index.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           The information required by Item 304(a) of Regulation S-K was previously reported in a Current Report on Form 8-K (items 4 and 7) dated July 31, 1997 to report a change in the Company's independent accountants.
           There  were  no  reportable  events  as  described  in   Item
       304(b).

    KPMG Peat Marwick LLP

    4905 Tilghman Street
    Allentown, PA 18104

Independent Auditors' Report


The Board of Directors
Allen Organ Company:


We have audited the accompanying consolidated balance sheet of Allen Organ Company and Subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allen Organ Company and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP
KPMG Peat Marwick LLP

Allentown, PA
January 30, 1998

               CONCANNON, GALLAGHER, MILLER & COMPANY, P.C.
                    CERTIFIED PUBLIC ACCOUNTANTS
                       AND BUSINESS CONSULTANTS
Michael J. Gallagher, CPA
Michael R. Miller, CPA
William C. Mason, CPA
E. Barry Hetzel, CPA
Edward J. Quigley, Jr., CPA
John G. Estock, CPA
Howard D. Gneiding, CPA
Robert A. Oster, CPA
Robert E. Vitale, CPA
John F. Sharkey, Jr., CPA
Victor J. Meyer, CPA
David C. Gehringer, CPA
Gerard D. Stanus, CPA
Robert M. Caster, CPA
Anthony M. Bragano, CPA
                       INDEPENDENT AUDITORS' REPORT

The Board of Directors
 and Shareholders
Allen Organ Company

      We have audited the accompanying consolidated balance sheet of Allen Organ Company and Subsidiaries as of December 31, 1996 and the related consolidated statements of income and retained earnings, and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of  material  misstatement.  An audit includes examining, on a test  basis,
evidence   supporting  the  amounts  and  disclosures  in   the   financial
statements.   An  audit  also includes assessing the accounting  principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allen Organ Company and Subsidiaries at December 31, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



CONCANNON, GALLAGHER, MILLER AND COMPANY, P.C.

Allentown, PA
January 30, 1997

Member of AICPA Division for CPA Firms  SEC and Private Companies Practice
                                 Sections

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      December 31,
                     ASSETS                         1997          1996
CURRENT ASSETS
  Cash                                           $ 1,020,348  $   781,202
  Investments including accrued interest          20,040,334   29,016,935
  Accounts receivable                              5,732,432    4,817,939
  Inventories                                     17,923,387   14,072,147
  Prepaid income taxes                               232,895      397,404
  Prepaid expenses                                   483,300      142,769
     Total Current Assets                         45,432,696   49,228,396

PROPERTY, PLANT AND EQUIPMENT, NET                 9,515,012    7,847,515

OTHER ASSETS
  Prepaid pension costs                              795,107      889,206
  Inventory held for future service                1,260,346    1,237,986
  Note receivable                                    203,557      163,148
  Cash value of life insurance                     1,122,495      858,217
  Goodwill, net                                    3,755,483    3,278,114
  Intangible and other assets, net                   477,308      464,064
     Total Other Assets                            7,614,296    6,890,735
     Total Assets                                $62,562,004  $63,966,646

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $   913,110  $   396,173
  Deferred income taxes                               74,091       60,033
  Other accrued expenses                             692,282      499,355
  Customer deposits                                1,308,001      761,739
     Total Current Liabilities                     2,987,484    1,717,300
NONCURRENT LIABILITIES
  Deferred liabilities                               721,264      782,189
     Total Liabilities                             3,708,748    2,499,489

MINORITY INTERESTS                                   321,424      157,826

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, par value $1 per share
  Authorized
     Class A Shares - 400,000 in 1997 and 1996
     Class B Shares - 3,600,000 in 1997 and 1996
  Issued
  Common Stock   1997           1996
     Class A   127,232 shares;   128,104  shares      127,232     128,104
     Class B 1,410,761 shares; 1,409,889 shares     1,410,761   1,409,889
      Total Common Stock                            1,537,993   1,537,993
  Capital in excess of par value                   12,758,610  12,758,610
  Retained earnings                                55,725,180  52,915,056
  Unrealized gain on investments, net                 128,474      89,380
    Sub-total                                      70,150,257  67,458,865
  Less cost of common shares in treasury
     1997 - 43,120 Class A shares and
            314,155 Class B shares                (11,618,425)     --
     1996 - 43,120 Class A shares and
            170,636 Class B shares                     --      (5,991,708)
  Total Stockholders' Equity                       58,531,832  61,309,331
  Total Liabilities and Stockholders' Equity      $62,562,004 $63,966,646

          See accompanying notes to Consolidated Financial Statements.

              ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME




                                       Years Ended December 31,
                                     1997          1996          1995

NET SALES                         $40,348,084  $36,715,128  $30,024,761

COSTS AND EXPENSES
  Cost of sales                    26,785,916   23,789,872   20,109,427
  Selling, administrative and       8,289,570    6,333,148    4,695,956
    other expenses
  Research and development          2,654,662    2,786,390    1,307,691
    Total Costs and Expenses       37,730,148   32,909,410   26,113,074

INCOME FROM OPERATIONS              2,617,936    3,805,718    3,911,687

OTHER INCOME (EXPENSE)
  Investment income                 2,114,722    2,025,024    2,115,551
  Other income, net                    14,443       24,621       26,810
  Interest expense                       --        (10,309)     (42,856)
  Minority interests in
   consolidated subsidiaries            6,041       55,822       23,913
    Total Other Income (Expense)    2,135,206    2,095,158    2,123,418

INCOME BEFORE TAXES ON INCOME       4,753,142    5,900,876    6,035,105

TAXES ON INCOME
  Current                           1,296,000    2,087,000    1,559,000
  Deferred                            (55,000)     (52,000)     461,000
    Total Taxes on Income           1,241,000    2,035,000    2,020,000

NET INCOME                        $ 3,512,142  $ 3,865,876  $ 4,015,105

BASIC AND DILUTED EARNINGS
  PER SHARE                       $      2.79  $      2.88  $      2.94

         See accompanying notes to Consolidated Financial Statements.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Common Stock                   Capital
                                                                        in
                              Class A              Class B           Excess of
                            Shares   Amount    Shares    Amount      Par Value

Balance-December 31,1994    128,104  $128,104  1,409,889 $1,409,889 $12,610,377

Reissued Class B Shares                                                 148,233

Balance-December 31,1995    128,104  $128,104  1,409,889 $1,409,889 $12,758,610

Balance-December 31,1996    128,104  $128,104  1,409,889 $1,409,889 $12,758,610

Exchange Class A Shares
 for Class B Shares            (872)     (872)       872        872

Balance-December 31,1997    127,232  $127,232  1,410,761 $1,410,761 $12,758,610

                                      Unrealized    Pension
                           Retained  Gain(Loss)on  Liability   Treasury Stock
                           Earnings  Investments  Adjustment  Shares   Amount

Balance-December 31,1994 $46,524,142 $(98,399)  $(489,823)  173,456 $4,313,067

Net Income                 4,015,105
Reacquired Class B Shares                                    25,889  1,060,749
Reissued Class B Shares                                     (24,390)  (851,767)
Change in unrealized gain
 on securities available
 for sale                             192,535
Pension liability
 adjustment                                       489,823
Cash dividend paid
($.55 per share)            (753,084)

Balance-December 31,1995 $49,786,163 $ 94,136   $      --   174,955 $4,522,049

Net Income                 3,865,876
Reacquired Class B Shares                                    38,801  1,469,659
Change in unrealized gain
 on securities available
 for sale                              (4,756)
Cash dividend paid
($.55 per share)            (736,983)

Balance-December 31,1996 $52,915,056 $ 89,380   $      --   213,756 $5,991,708

Net Income                 3,512,142
Reacquired Class B Shares                                   143,519  5,626,717
Change in unrealized gain
 on securities available
 for sale                              39,094
Cash dividend paid
($.56 per share)            (702,018)

Balance-December 31,1997 $55,725,180 $128,474   $      --   357,275$11,618,425

         See accompanying notes to Consolidated Financial Statements.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Years Ended December 31,
                                             1997         1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                           $  3,512,142  $  3,865,876  $  4,015,105
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
  Depreciation and amortization          1,114,639       815,277       636,777
  Minority interest in consolidated
   subsidiaries                             (6,041)      (55,822)      (23,913)
  Amortization of bond premiums                 --         4,349        58,918
  Gain (Loss) on sale of property,
   plant and equipment                      (3,984)        5,692          (437)
  Gain on sale of investments             (765,110)     (287,982)     (295,560)
  Change in assets and liabilities (net
    of acquisition effects)
   Accounts receivable                    (914,493)     (386,440)      120,141
   Inventories                          (3,188,750)   (1,292,561)   (2,014,580)
   Prepaid income taxes                    164,509       459,226      (580,050)
   Prepaid expenses                       (328,631)      (39,349)       (4,517)
   Deferred income tax benefits                 --            --       110,536
   Prepaid pension costs                    94,099       132,311    (1,109,038)
   Accounts payable                        498,632      (139,103)     (267,387)
   Other accrued expenses                  192,927    (1,518,438)     (325,032)
   Customer deposits                       546,262       298,720        16,362
   Deferred liabilities                    (32,217)      (59,500)      474,702
     Net Cash Provided by Operating
      Activities                           883,984     1,802,256       812,027

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash proceeds from maturity of investments
  classified as held to maturity                --            --    54,960,373
 Cash paid for purchase of investments
  classified as held to maturity                --            --   (21,631,598)
 Cash proceeds from sale of investments
  classified as available for sale      30,263,188    38,938,452     3,520,772
 Cash paid for purchase of investments
  classified as available for sale     (20,497,033)  (36,914,531)  (30,402,728)
 Increase in cash value of life insurance (264,278)     (228,736)     (221,343)
 Increase in note receivable               (40,409)      (40,562)      (40,731)
 Payment for acquisition, net of cash
  acquired                              (1,512,000)           --    (3,639,338)
 Additions to intangible and other assets (211,690)           --      (533,084)
 Purchase of minority stockholders'
  interest in subsidiary                        --       (20,000)           --
 Cash proceeds from sale of property,
  plant and equipment                        7,841        10,000           500
 Cash paid for purchase of property,
  plant and equipment                   (2,046,097)     (761,483)     (940,689)
   Net Cash Provided by
    Investing Activities                 5,699,522       983,140     1,072,134

CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends paid in cash                   (702,018)     (736,983)     (753,084)
 Reacquired Class B common shares       (5,626,717)   (1,469,659)   (1,060,749)
 Subsidiary company stock reacquired
  from minority stockholders               (15,625)       (3,572)           --
 Subsidiary company stock issued to
  minority stockholders                         --         9,920        20,705
  Net Cash Used in Financing Activities (6,344,360)   (2,200,294)   (1,793,128)

NET INCREASE IN CASH                       239,146       585,102        91,033

CASH, JANUARY 1                            781,202       196,100       105,067

CASH, DECEMBER 31                     $  1,020,348  $    781,202  $    196,100

           SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
  Cash paid for income taxes          $  1,758,833  $  1,793,338  $  2,142,682
  Cash paid for interest              $         --  $     53,322  $         --

 SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES Liability incurred to purchase inventory in connection with
  acquisition                         $         --  $         --  $  1,243,601
 Long term debt incurred in connection
  with asset acquisition              $         --  $         --  $  1,735,000
 Purchase price adjustment of
  August 1,1995 acquisition
 Decrease of accrued liability to
  purchase inventory                  $         --  $    630,885  $         --
 Decrease in long term debt                     --     1,735,000            --
 Decrease in minority interest                  --        86,641            --
 Decrease in inventory                          --      (630,885)           --
 Decrease in intangible assets (Goodwill)       --      (864,291)           --
 Increase in current accrued liabilities        --      (957,350)           --
    Total                             $         --  $         --  $         --


       See accompanying notes to Consolidated Financial Statements.

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 Significant Accounting Policies
     Background:
        Allen   Organ  Company  and  Subsidiaries  operate  in  four   industry
     segments:     musical   instruments,   data   communications,   electronic
     assemblies, and audio equipment. See note 14 for additional information on the operating activities of each segment.

     Principles of Consolidation:
        The  consolidated  financial statements include  the  accounts  of  the
     Allen   Organ  Company  and  the  following  subsidiaries.   All  material
     intercompany transactions have been eliminated.
            Subsidiary Name                 Ownership %
         Rocky Mount Instruments, Inc.        100.00%
         Allen Organ International, Inc.      100.00%
         VIR, Inc.                             98.09%
         Eastern Research, Inc.                92.52%
         Linear Switch Corporation             92.20%
         Legacy Audio, Inc.                    75.00%

     Reclassifications:
        Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

     Off-Balance Sheet Risk:
        Financial instruments that potentially subject the Company to credit risk consist principally of short-term investments and trade receivables. The Company places substantially all of its investments in mutual funds holding federal, state and local government obligations and, by policy, limits the amount of credit exposure in any one investment. The Company sells most of its products through established dealer networks. The credit risk associated with related receivables is limited due to the large number of dealers and their geographic dispersion.

     Use of Estimates:
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Investments:
        The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date.

     Inventories:
        Inventories  are  valued  at the lower of  cost  or  market.   Cost  is
     determined using the first-in, first- out (FIFO) method for substantially all inventories.

     Property, Plant and Equipment:
        Property, plant and equipment are stated at cost. Depreciation is computed over estimated useful asset lives using both straight-line and accelerated methods for financial reporting and accelerated methods for tax reporting.

     Goodwill and Intangibles:
        Goodwill represents the excess of cost over the net assets of acquired subsidiaries. Goodwill is amortized on a straight-line basis over various periods from 3 - 20 years and is presented net of accumulated amortization of $348,862 and $129,696 at December 31, 1997 and 1996 respectively. The carrying value of goodwill for each business is continually reviewed to assess its recoverability from future operations of the acquired subsidiaries, based on future cash flows (undiscounted) expected to be generated by such operations. Any impairment in value indicated by the assessment would be charged against current operations.
        During 1997 the Company re-evaluated the useful life of goodwill acquired through business acquisitions and began amortizing the goodwill associated with acquisitions over useful lives of 3 - 20 years. Previously, goodwill was being amortized over 40 years. This change in the estimated life of the goodwill had the effect of decreasing net income for 1997 by approximately $60,000 ($0.05 per share).
        Intangible assets consist of organization costs which are stated at cost and amortized using the straight-line method over ten years. Intangible assets are presented net of accumulated amortization of $134,225 and $75,520 at December 31, 1997 and 1996, respectively.

     Income Taxes:
        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.

     Research and Development:
        Research and development expenditures are charged to expense as incurred.

     Stock-Based Compensation:
        The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25,
     Accounting for Stock Issued to Employees. Since the Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, it has elected only to comply with the disclosure requirements set forth in the Statement. (See Note 17.)

     Year 2000:
        The Company has taken actions to make its systems, products and infrastructure Year 2000 compliant. The Company began work several years ago to prepare its products and its financial information and other computer-based systems for the Year 2000, including replacing and/or updating existing legacy systems. Allen continues to evaluate the estimated costs associated with these efforts based on actual experience. While these efforts will involve additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

     New Accounting Standards:
        The Financial Accounting Standards Board has issued the following new Statements, all of which are effective for financial statements for periods beginning after December 15, 1997.
           SFAS  130,  Reporting  Comprehensive Income - establishes  standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 131, Disclosures about Segments of an Enterprise and Related Information - establishes standards for reporting selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services.
           SFAS 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits - revises disclosures about pensions and other post retirement benefit plans.
        The Company will implement these standards during 1998 and believes that they will not have a material effect on the Company's financial statements.

NOTE 2 Business Acquisitions
     Legacy Audio:
        On April 1, 1997 the Company purchased a 75% interest in Legacy Audio in exchange for $1,512,000 in cash. In connection with the acquisition, the company established a new subsidiary, Legacy Audio, Inc. (LAI), to acquire the assets of the seller. A founding owner of the seller contributed the remaining 25% of the assets of the seller to the new company in exchange for a 25% interest in LAI. Additionally, this founding owner has been named the President and Chief Designer of LAI.
        The acquisition has been accounted for as a purchase. The results of operations of LAI have been included in the Company's consolidated financial statements from the date of acquisition. Assets and liabilities have been recorded at their estimated fair market values with the excess being recorded as goodwill which will be amortized over periods from 10 - 20 years.

     VIR, Inc., Eastern Research, Inc., Linear Switch Corporation:
        On August 1, 1995, the Company acquired the assets of VIR, Inc. (VIR), Eastern Research, Inc. (ERI) and Linear Switch Corporation (LSC), three related companies which were under common control, for $7,653,234. The purchase price was made up of 24,390 shares of Allen Organ stock valued at approximately $1,000,000, notes and liabilities totaling $2,978,601 and $3,674,633 in cash.
        On September 7, 1995, the Company repurchased the Allen Organ Company stock issued in connection with the asset acquisition for $1,000,000. The Securities Restriction Agreement dated August 1, 1995 was terminated along with the stock repurchase.
        On May 10, 1996, the Company entered into an agreement with the seller of the three data communications companies acquired on August 1, 1995, to settle an indemnity claim against the seller by adjusting the purchase price and payment terms for the acquired companies.
        The terms of the agreement provided for the $880,885 balance due on the obligation incurred to purchase some of the inventory to be satisfied by the payment of $250,000. Further, the Note Payable of $1,735,000 issued as part of the purchase price has been canceled in exchange for a current payment of $900,000 and a contingent annual payment for five years, effective January 1, 1996, of 4.5% of the acquired companies annual sales exceeding $7,000,000. The total contingent payment for 1997 and
     1996 amounted to $92,432 and $29,142, respectively. The agreement provides that the total of the contingent payments shall not exceed $2,000,000. The employment agreement between VIR and its President (majority owner of the selling companies) has been modified so that he shall now be a consultant to the companies, with payment based on the number of hours worked at the request of the companies.
        In connection with the acquisition, the Company established three new subsidiary companies to acquire the assets of sellers. As additional consideration, the new subsidiaries issued shares of their stock to minority employee stockholders equivalent to their interest in the selling companies.
        The acquisitions have been accounted for as purchases. The results of operations of VIR, ERI, and LSC have been included in the Company's consolidated financial statements from the date of acquisition through December 31, 1997. Assets and liabilities have been recorded at their estimated fair market values with the excess being recorded as goodwill and is being amortized over periods from 3 - 20 years. Organizational costs have been capitalized in connection with the acquisitions are being amortized over 10 years.

NOTE 3  Investments
       The cost and fair value of investments in debt and equity securities are as follows:


                                              Gross       Gross        Fair
                                Amortized   Unrealized  Unrealized     Value
                                  Cost        Gains       Losses

   December 31, 1997
   Available for sale
    Equity securities        $    215,354  $       82   $  69,663  $   145,773
    Mutual Funds
     Short Term Gov't Funds    10,268,613          --               10,268,613
     Municipal  Bond Funds      5,725,690     111,096         --     5,836,786
     Equity Funds               2,071,521     169,121      7,480     2,233,162
    U.S. Treasury Bills         1,556,000          --         --     1,556,000
   Totals                    $ 19,837,178  $  280,299   $ 77,143  $ 20,040,334

   December 31, 1996
   Available for sale
    Equity securities        $    288,981  $       --   $ 21,298  $    267,683
    Mutual Funds
     Short Term Gov't Funds    11,925,188      40,000         --    11,965,188
     Municipal  Bond Funds      5,957,538          --     12,847     5,944,691
     Corporate  Bond Funds      1,609,509      37,795         --     1,647,304
     Equity Funds               2,968,685     101,386         --     3,070,071
    U.S. Treasury Bills         5,889,064          --         --     5,889,064
    Federal Agency Bonds          228,560       4,374         --       232,934
    Totals                   $ 28,867,525  $  183,555   $ 34,145  $ 29,016,935

        Marketable debt securities have an average contractual maturity of approximately 1 year or less.
        Realized gains and losses are determined based on the original cost of these investments using a first-in, first-out method. During 1997, 1996 and 1995, sales proceeds and gross realized gains and losses on securities classified as available for sales were:

                                  1997           1996           1995

     Sales proceeds           $30,263,188    $38,938,452    $ 3,520,772

     Gross realized losses    $    44,448    $     9,100    $    12,514

     Gross realized gains     $   809,558    $   297,082    $   308,074

        The change in net unrealized holding gains (losses) on securities available for sale in the amount of $53,746, $(9,046), and $324,273 net of deferred tax expense (benefits) of $14,650, $(4,290), and $131,738 has been included in stockholders' equity for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 4 Inventories
                                                 December 31,
                                              1997        1996
           Finished goods                 $ 2,046,835  $ 1,709,962
           Work in process                  7,343,590    5,912,456
           Raw materials                    8,532,962    6,449,729
            Total Inventory               $17,923,387  $14,072,147

           The Company maintains an inventory of various parts to be used to service musical instruments as future needs arise. This inventory, $1,260,346 and $1,237,986 at December 31, 1997 and 1996, respectively, is reported as a noncurrent asset.

NOTE 5 Property, Plant and Equipment
                                                                    Estimated
                                                December 31,         Useful
                                            1997          1996       Lives
       Land and improvements            $ 2,445,579   $ 2,407,579   10 yrs
       Buildings and improvements         8,100,068     7,585,667   10 - 40 yrs
       Machinery and equipment            7,751,766     6,379,116    5 - 10 yrs
       Office furniture and equipment     1,545,262     1,191,378    3 - 8  yrs
       Vehicles                             241,869       177,391    4 yrs
        Sub-Total                        20,084,544    17,741,131
       Less accumulated depreciation     10,569,532     9,893,616
        Property, plant and equipment net
         of accumulated depreciation    $ 9,515,012   $ 7,847,515

           Depreciation expense charged to operations was $836,769, $676,775 and $570,064 in 1997, 1996 and 1995 respectively.

NOTE 6 Note Receivable
           The Company has entered into a Split-Dollar Life Insurance agreement with its President who is the insured and owner of the policy. The policy owner shall pay the portion of the premium equal to the value of the economic benefit determined in accordance with applicable IRS Revenue Rulings. The Company shall pay the balance of the net premiums which shall approximate $40,000 annually.
           The agreement provides that the Company shall be entitled to recover the amount of premiums paid out of the built up cash value upon termination of the agreement or out of the proceeds upon the death of the insured. As security for repayment the Company is a collateral assignee of the policy to the extent of any such unreimbursed premium. The note receivable does not materially exceed the cash surrender value of this policy.

NOTE 7 Income Taxes
           The provision for income taxes consists of the following:

                     1997                     1996                   1995
            Currently                Currently              Currently
             Payable     Deferred     Payable    Deferred   Payable   Deferred

Federal   $1,270,000   $  73,000   $1,620,000  $  59,000  $1,300,000 $ 380,000
State         26,000    (128,000)     467,000   (111,000)    259,000    81,000
 Total    $1,296,000   $ (55,000)  $2,087,000  $ (52,000) $1,559,000 $ 461,000

           A reconciliation of the provision for income taxes with the statutory rate follows:
                              1997               1996                1995
Statutory provision for
 federal income tax     $1,614,000  34.0%  $1,987,000  34.0%  $2,044,000  34.0%
State taxes, net of
 federal tax benefits       81,000   1.6      235,000   4.0      224,000   3.7
Tax credits                (60,000) (1.3)     (60,000) (1.0)      (8,000) (0.1)
Tax-exempt income         (110,000) (2.3)     (65,000) (1.1)    (161,000) (2.7)
Exempt income of foreign
 sales corporation        (101,000) (2.1)    (104,000) (1.8)     (82,000) (1.4)
Other items, net           (38,000) (0.8)     (42,000) (0.7)      (3,000) (0.1)
Effect of change in
 prior year's state tax
 revenue allocations      (229,000) (4.8)          --    --           --    --
Effect of change in state
 valuation allowance of
 deferred tax asset         84,000   1.8           --    --           --    --
  Total                 $1,241,000  26.1%  $2,035,000  34.8%  $2,020,000  33.6%

           The decrease in the 1997 tax provision is attributable to a decrease in the estimated effective tax rate for the current and prior tax year resulting from a change in state tax revenue allocations.
           The following temporary differences give rise to the net deferred tax liability at December 31, 1997 and 1996.
                                                      1997           1996
        Deferred Tax Liabilities
         Excess of tax depreciation/amortization
          over book depreciation/amortization     $ (533,989)    $ (487,166)
         Excess of pension expense for tax
          purposes over book                        (288,801)      (359,646)
         Unrealized gain not recognized
          for tax purposes                           (74,091)       (60,033)
           Total Deferred Tax Liabilities           (896,881)      (906,845)
        Deferred Tax Assets
         Deferred compensation not recognized
          for tax purposes                            20,211         25,540
         State net operating loss carry forwards     185,716        102,000
         Reserve for Bad Debts                        11,383             --
         Inventory Reserve                            23,633             --
           Sub-total                                 240,943        127,540
         Valuation Allowance                         (84,000)            --
           Total Deferred Tax Assets                 156,943        127,540
            Net Deferred Tax Liability            $ (739,938)    $ (779,305)

           Deferred taxes are included in the company's financial
        statements as follows:
                                                      1997           1996
         Current deferred tax liability           $  (74,091)     $ (60,033)
         Non-current deferred tax liability         (665,847)      (719,272)
          Net deferred tax liability              $ (739,938)     $(779,305)

           The Company has available at December 31, 1997, approximately $3,250,000 of unused state net operating loss carry forwards that may be applied against future taxable income and that expire in various years from 2002 to 2004.
           At December 31, 1997 the Company recorded a valuation allowance of $84,000 against the deferred tax assets relating to uncertainty of realizing state net operating loss carry forwards.

NOTE 8 Other Accrued Expenses

                                                       December 31,
                                                    1997          1996
         Accrued salaries and commissions        $ 385,176     $ 302,223
         Other                                     307,106       197,132
          Total                                  $ 692,282     $ 499,355

NOTE 9 Commitments and Contingencies
           As of December 31, 1997, the Company is contingently liable for a maximum amount of approximately $1,472,107 in connection with the financing arrangements of certain customers.
           Under the terms of an agreement with the wife of the late Chairman and principal shareholder, the Company may be required to purchase within eight months of her death, at the option of her personal representative, an amount of Class B Common Shares then owned by her or includable in her estate for Federal Estate Tax purposes sufficient to pay estate taxes and costs, subject to the limitations of Section 303 of the Internal Revenue Code. At December 31, 1997, the shareholder owned or would have includable in her estate 261,072 shares of Class B Common Stock. The Company has purchased life insurance on the life of the shareholder with a face value of $6,000,000. Management believes that the insurance proceeds would be sufficient to substantially fund this possible future commitment and that any excess would not have a material effect on the financial condition of the Company.
           The Company's data communications segment leases its offices and production facility under non-cancelable operating leases which expire at various dates through February 2001. These leases include renewal options for periods ranging from two to fifteen years with increases of lease payments based on changes in the Consumer Price Index. Rent expense was $179,765 and $169,493 for 1997 and 1996 and $70,233 for the
     period from August 1 (inception) to December 31, 1995. Minimum annual rent payments for the operating leases are as follows:

            1998                     $ 218,633
            1999                       236,320
            2000                       199,220
            2001                        24,220
             Total                   $ 678,393

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
                                            1997         1996          1995
      Service cost - benefits
       earned during the period       $   299,166   $   282,303   $   279,432
      Interest cost on projected
       benefit obligations                953,842       952,301       887,261
      Return on assets
        Actual                         (2,057,294)   (1,544,571)   (1,772,567)
        Deferred gain                   1,025,998       554,953       978,678
      Amortization of net loss
       from prior periods                      --         9,513        48,463
      Amortization of unrecognized
       prior service cost                  73,990        73,990        73,990
      Amortization of initial
       unrecognized net asset             (72,008)      (72,008)      (72,008)
        Net Pension Cost              $   223,694   $   256,481   $   423,249

           The funded status of the Company's pension plans is as follows:

                                                      December 31,
                                                  1997           1996
      Actuarial present value of
       benefit obligations:
        Vested benefits                      $(12,222,438)  $(11,768,830)
        Nonvested benefits                        (89,213)       (60,134)
      Accumulated benefit obligation          (12,311,651)   (11,828,964)
      Effect of assumed increase in
       compensation levels
       for salaried plan                         (910,741)    (1,423,492)
      Projected benefit obligations
       for service rendered to date           (13,222,392)   (13,252,456)
      Plan assets at fair value                14,764,799     13,641,779
      Plan assets in excess of
       projected benefit obligation             1,542,407        389,323
      Unrecognized prior service cost             221,303        295,293
      Unrecognized net asset at transition       (288,036)      (360,044)
      Unrecognized net (gain) loss               (680,567)       564,634
      Prepaid Pension Cost                   $    795,107   $    889,206

           The projected benefit obligation for the plans was determined using an assumed discount rate of 7.5%. An assumed long-term compensation increase rate of 6% and 7% in 1997 and 1996, respectively, was used for the salaried plan. The assumed long-term rate of return on plan assets was 8%.
           The  Company  provides  a  401(k) deferred compensation  and  profit sharing plan for the benefit of eligible employees. The plan allows eligible employees to defer a portion of their annual compensation, pursuant to Section 401(k) of the Internal Revenue Code. Company profit-sharing contributions to the plan are discretionary as determined by the Company's board of directors. The Company contributions were $147,160, $139,732 and $157,483 to the plans in 1997, 1996 and 1995 respectively.

NOTE 11    Deferred Liabilities
                                                         December 31,
                                                       1997         1996
           Deferred compensation expense           $  55,417    $  62,917
           Deferred income taxes                     665,847      719,272
            Total Deferred Liabilities             $ 721,264    $ 782,189

NOTE 12    Earnings Per Share
           Earnings per share were computed using 1,258,966 shares in 1997, 1,340,047 shares in 1996, and 1,366,076 shares in 1995, the weighted average number of shares outstanding during each year. The Company does not have any dilutive equity instruments.

NOTE 13    Export Sales
           In 1997, 1996 and 1995, net sales by the musical instruments segment include export sales, principally to Canada, Europe and the Far East of $4,432,974, $5,594,286, and $5,408,720, respectively. Net
       sales   by   the  data  communications  segment  include  export   sales
       principally to Europe and the Far East of $2,103,734 for 1997, $1,417,636 for 1996 and $1,027,826 for the five months ended December 31, 1995. Net sales by audio equipment segment include export sales principally to Europe and the Far East of $211,561 for the nine months ended December 31, 1997.

NOTE 14    Industry Segment Information
           The Company's operations are classified into four industry segments: musical instruments, data communications, electronic assemblies, and audio equipment. The musical instruments segment is comprised of operations principally involved in the design, manufacture, sale and distribution of electronic keyboard musical instruments, primarily digital computer organs and related accessories. Musical instruments are sold primarily to retail distributors worldwide.
           The data communications segment began during 1995 with the acquisition discussed in Note 2. The segment is involved in the design, manufacture, sale and distribution of data communications equipment. Data communications products are sold primarily to wholesale and retail distributors worldwide.
           The electronic assemblies segment is involved in the manufacture, sale and distribution of electronic assemblies for outside customers used primarily as control devices and other circuitry in their products. Subcontract assembly services are provided primarily to industrial concerns in Pennsylvania and New Jersey.
           The  audio  equipment  segment began in 1997  with  the  acquisition discussed in Note 2. The segment is involved in the design, manufacture, sale and distribution of high quality speaker cabinets and related equipment for hi-fi stereo and home theater applications. The segment's products are sold worldwide directly to individual customers for home use with a lesser percentage distributed through dealer audition sites.

           Following is a summary of segmented information for 1997,
       1996  and 1995.
                                                    December 31,
                                          1997            1996          1995
Net Sales to Unaffiliated Customers
  Musical instruments                $ 23,351,483    $ 25,418,620  $ 24,321,914
  Data communications                   9,037,521       7,647,597     2,661,862
  Electronic assemblies                 5,935,381       3,648,911     3,040,985
  Audio equipment                       2,023,699              --            --
   Total                             $ 40,348,084    $ 36,715,128  $ 30,024,761

Intersegment Sales
  Musical Instruments                $      5,252    $         --  $         --
  Data Communications                      84,939         125,288            --
  Electronic Assemblies                   938,479         296,132            --
  Audio Equipment                          52,244              --            --
   Total                             $  1,080,914    $    421,420  $         --

Income (Loss) from Operations
  Musical instruments                $  2,718,085    $  3,634,901  $  3,332,103
  Data communications                  (1,069,165)       (349,785)      122,417
  Electronic assemblies                   631,521         520,602       457,167
  Audio equipment                         337,495              --            --
   Total                             $  2,617,936    $  3,805,718  $  3,911,687

Identifiable Assets
  Musical instruments                $ 22,669,782    $ 20,790,307  $ 20,505,183
  Data communications                  10,294,411       8,937,839     9,181,209
  Electronic assemblies                 4,422,908       2,600,627     2,108,721
  Audio equipment                       2,153,922              --            --
   Sub-total                           39,541,023      32,328,773    31,795,113
  General corporate assets             23,020,981      31,637,873    33,504,313
   Total                             $ 62,562,004    $ 63,966,646  $ 65,299,426

Capital Expenditures
  Musical instruments                $  1,574,743    $    530,624  $    903,737
  Data communications                     386,308         230,859        36,952
  Audio equipment                          85,046              --            --
   Total                             $  2,046,097    $    761,483  $    940,689

Depreciation and Amortization
  Musical instruments                $    657,686    $    580,090  $    557,052
  Data communications                     392,108         235,187        79,725
  Audio equipment                          64,845              --            --
   Total                             $  1,114,639    $    815,277  $    636,777

           Intersegment sales are generally priced at cost plus a percentage mark-up, and are generally thought to be marginally less than prices which would be charged for the same product to unaffiliated customers. Intersegment sales are excluded from net sales reported in the accompanying consolidated income statements. Identifiable assets by segment are those assets that are used in the Company's operations within that segment. General corporate assets consist principally of cash and short-term investments.
           The electronic assemblies segment derived 55%, 85% and 90% of its revenues from one customer in 1997, 1996 and 1995 respectively. The data communications segment derived 12% and 14% of its revenue from one customer in 1997 and 1996, respectively. The Company's musical instrument and audio equipment segments are not dependent on any single customer.

NOTE 15    Investment Income

                                                        December 31,
                                             1997          1996          1995

       Interest Income                   $ 1,198,362  $ 1,382,301   $ 1,712,340
       Dividend Income                       151,250      354,741       107,651
       Gain on Sale of Investments           765,110      287,982       295,560
        Total                            $ 2,114,722  $ 2,025,024   $ 2,115,551

NOTE 16    Pro Forma Financial Information
           The following pro forma financial information have been prepared giving effect to the acquisitions of Legacy Audio, Inc., VIR, ERI and LSC (including settlement agreement dated May 10, 1996) as if the transactions had taken place at the beginning of the respective year (1997 and 1996 for Legacy Audio and 1995 for all other). The pro forma financial information is not necessarily indicative of the results of operations which would have been attained had the acquisitions been consummated on any of the foregoing dates or which may be attained in the future.

                                               Years Ended December 31,
                                           1997          1996           1995
      Pro forma Net Sales             $40,809,887    $38,681,238    $34,760,371
      Pro forma Net Income              3,490,772      3,889,960      4,309,302
      Pro forma Net Income Per Share  $      2.77    $      2.90    $      3.15

NOTE 17    Stock Option Plans
           During 1997, VIR, Inc. (VIR) and Eastern Research, Inc. (ERI) established employee stock-based compensation plans to assist them in attracting and retaining personnel. The maximum number of these subsidiaries' shares that may be issued under the plans approximates a 15% interest in each of the respective companies. Options are issued at estimated fair market value and the Company has a right of first refusal for any shares issued under these options. The maximum term of the options is 6 years, and they generally vest equally over 4 years.
           As  of  December  31, 1997, total options issued  for  VIR  and  ERI represent 12% and 10%, respectively, of the shares currently outstanding. Vested options consist of 2% of the currently outstanding shares of ERI.
           No compensation expense was recognized for these plans in 1997. Had compensation cost been determined pursuant to FASB Statement No. 123, net income and earnings per share would have been $3,431,897 and $2.73, respectively.

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.

                 (a)            Identification of Directors
                                                               Time Period
                              Date Term                         Position
Name                           Expires       Age  Position         Held

Steven Markowitz             Next Annual     44   Director     Since 1980
                           Meeting in 1998
Eugene Moroz                 Next Annual     74   Director     Since 1968
                           Meeting in 1998
Leonard W. Helfrich          Next Annual     68   Director     1964 - 1968 and
                           Meeting in 1998                     1972 to present
Orville G. Hawk              Next Annual     80   Director     Since 1989
                           Meeting in 1998
Albert F. Schuster           Next Annual     78   Director     Since 1989
                           Meeting in 1998
Martha Markowitz             Next Annual     76   Director     Since 1991
                           Meeting in 1998
Jeffrey L. Schucker          Next Annual     43   Director     Since July 1996
                           Meeting in 1998

                 (b)            Identification of Executive Officers.

                                                                 Time Period
                              Date Term                           Position
Name                           Expires     Age  Position            Held

Steven Markowitz           Next Annual     44   President        1990 to
                         Meeting in 1998                         present
Eugene Moroz               Next Annual     74   Vice President   Since 1965
                         Meeting in 1998
Leonard W. Helfrich        Next Annual     68   Vice President,  1958 - 1968
                         Meeting in 1998        Secretary        and 1971 to
                                                                 present
Barry J. Holben            Next Annual     45   Vice President   October 1995
                         Meeting in 1998                         to present
Dwight A. Beacham          Next Annual     51   Vice President   October 1995
                         Meeting in 1998                         to present
Nathan S. Eckhart          Next Annual     34   Treasurer,       Since 1996
                         Meeting in 1998        Assistant Secretary


                  (c)  Identification of Certain Significant Employees.

                       Not required to be answered.

                  (d)  Family Relationships.

                        Except  for Martha Markowitz and Steven  Markowitz,
                  who are mother and son, there is no family relationship between any officers or directors of the Company.

                  (e)  Business Experience.

                            (1) Steven Markowitz, Eugene Moroz, Leonard W. Helfrich and Dwight Beacham, have been employees of the Company in executive capacities for at least the last five years. Mr. Holben has been employed by the Company since 1989, spending two years in product development and four years in various sales capacities. Mr. Eckhart has been employed by the Company from 1993 to 1996 as Controller and prior to that time was a manager for a public accounting firm. Mr. Hawk who has been retired more than five
                       (5) years was formerly Chairman of the Board and President of First National Bank of Allentown. Mr. Schuster is a church director of music and prior to his retirement more than five (5) years ago was a supervisor at Bethlehem Steel Corporation. Mr. Schucker is currently President of Middle Market Capital Advisors, L.L.C. and formerly a Vice President of Meridian Capital Markets. Mrs. Markowitz is the widow of Jerome Markowitz, the Company's founder, and represents the family interests.

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

             (b)  SUMMARY COMPENSATION TABLE:
                                       Annual Compensation     All Other
                                          Salary   Bonus      Compensation  *
Name and Principal Position       Year      $        $             $

Steven A. Markowitz, President    1997    100,090  18,598       30,650
  (Chief Executive Officer)       1996     96,547  22,865       30,766
                                  1995     93,010  20,125       31,537

Leonard W. Helfrich,              1997     93,624  17,402
  Vice President - Finance        1996     88,113  21,385
  (Secretary)                     1995     84,746  19,005

*Value of Split Dollar Life Insurance. See Note 6 to the accompanying consolidated financial statements for additional information on this arrangement.

             (f)  Defined Benefit or Actuarial Plan Disclosure.

                  Estimated  Annual Benefit obtained from  1997  Actuarial
                   Valuation Report:

                   Steven A. Markowitz     $55,819.  Age 44.
                   Leonard W. Helfrich     $35,354.  Age 68.

                  Amount shown is calculated from prior compensation to date and estimated compensation to normal retirement age (65).


             (g)  Compensation of Directors:

                  Non-employee Directors receive $350 for each Board and committee meeting attended plus reasonable expenses in connection with attendance. Employee Directors receive no additional compensation for their services as a Director.


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

Item 12.     Security Ownership of Certain Beneficial Owners and Management

             (a) Voting securities of the registrant owned of record or beneficially by each person who owns of record, or is known by the registrant to own beneficially, more than 5 percent of
             any   class  of  such  securities.   Class  A  Common   Shares
             constitute   the   only   securities   with   voting   rights.
             Information as of February 28, 1998.
                                          Amount and
                                          Nature of
            Names and           Title of  Beneficial   % of
            Addresses             Class   Ownership    Class
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

             (b) Each class of equity securities of the registrant or any of its parents or subsidiaries, other than directors' qualifying shares, beneficially owned directly or indirectly by all directors naming them and directors and officers of the registrant, as a group, without naming them. Information as of December 31, 1997.

                                                        Percent  Percent
                                        Nature of         of       of
                 Class     Class        Beneficial       Class    Class
Directors          A         B          Ownership          A        B

Steven Markowitz    58                  (1) (3)           .07 %
                           13,562       (1) (3)                    1.09 %
                81,531*                 (2) (4)         95.94 %
                          242,016*      (2) (4)                   19.53 %

Eugene Moroz                  719       (1) (3) as
                                        to 719
                           11,771       (2) (4) as
                                        to 11,771                   .94 %

Leonard W. Helfrich           328       (2) (4)                     .03 %

Orville G. Hawk                50       (2) (4)                     .004%

Martha Markowitz           19,056       (1) (3)                    1.53 %
                81,531*                 (2) (4)         95.94 %
                          242,016*      (2) (4)                   19.53 %


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

                 The following consolidated financial statements of Allen Organ Company and its subsidiaries are included in
                 Part II, Item 8:

                 Independent Auditors' Reports.

                 Consolidated Balance Sheets as of December 31,  1997
                 and 1996.

                 Consolidated Statements of Income for the years ended December 31,1997, 1996, and 1995.

                 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

                 Consolidated Statements of cash flows for the years ended December 31, 1997, 1996, and 1995.

                 Notes to Consolidated Financial Statements.

                 The   individual   financial  statements   of   the
                 Registrant's subsidiaries have been omitted, as they are all included in the consolidated financial statements referred to above.

            (a) (2) Financial Statement Schedules

                 Financial schedules are omitted as not applicable.

            (a) (3) Exhibits
                    Exhibit No.    Description
                     2(4)    Plan of acquisition
                     3.1(1)  Articles of Incorporation as amended
                     3.2(2)  Bylaws, as amended
                    10.1(2) Executive Incentive Plan adopted October 24, 1996 10.2(3) Agreement of Amendment between the Company and Martha Markowitz
                    21       Subsidiaries of the registrant

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


            (b) Reports on Form 8-K. None filed during fourth quarter of 1997.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ALLEN ORGAN COMPANY



Date: March 25, 1998                 STEVEN A. MARKOWITZ
                                     Steven A. Markowitz
                                     Chief Executive Officer,
                                     President and Director




Date: March 25, 1998                 LEONARD W. HELFRICH
                                     Leonard W. Helfrich
                                     Vice President-Finance,
                                     and Director, Chief
                                     Financial and Principal
                                     Accounting Officer


Date: March 25, 1998                 MARTHA MARKOWITZ
                                     Martha Markowitz
                                     Director


Date: March 25, 1998                 JEFFREY L. SCHUCKER
                                     Jeffrey L. Schucker
                                     Director