Form 10-Q
period 1998-03-31
ALLEN ORGAN CO
filed 1998-05-11
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended March 31, 1998

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

                         Yes    X        No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1998:

                    Class A - Voting               84,112 shares
                    Class B - Non-voting        1,096,136 shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements

          Consolidated Condensed Statements of Income for the three months ended March 31, 1998 and 1997

          Consolidated Condensed Balance Sheets at March 31, 1998 and December 31, 1997

          Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1998 and 1997

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

                                              For the 3 Months
                                                   Ended:
                                           3/31/98       3/31/97


        Net Sales                       $10,227,291   $ 8,878,959

        Costs and Expenses
         Costs of sales                   6,884,622     5,873,259
         Selling, general and
          administrative                  2,735,359     1,753,184
         Research and development           785,166       609,620
            Total Costs and Expenses     10,405,147     8,236,063

        (Loss) Income from Operations      (177,856)      642,896

        Other Income and (Expense)
         Interest and other income          228,530       412,178
         Minority interests in
          consolidated subsidiaries          54,894         8,650
            Total Other Income and
             Expense                        283,424       420,828

        Income Before Taxes on Income       105,568     1,063,724

        Provision for Taxes on Income         5,000       371,000

        Net Income                      $   100,568   $   692,724

        Basic and Diluted Earnings
         Per Share                            $0.09         $0.52

        Shares Used in Per Share
         Calculation                      1,180,718     1,323,883

        Dividends Per Share - Cash            $0.14         $0.14

        Total Comprehensive Income      $   283,610   $    529,473


                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  March 31,       Dec 31,
                     ASSETS                          1998          1997
                                                 (Unaudited)     (Audited)
Current Assets
  Cash                                           $ 1,386,653   $ 1,020,348
  Investments Including Accrued Interest          19,047,484    20,040,334
  Accounts Receivable                              5,671,621     5,732,432
  Inventories:
     Raw Materials                                 8,897,149     8,532,962
     Work in Process                               7,420,305     7,343,590
     Finished Goods                                2,497,314     2,046,835
     Total Inventories                            18,814,768    17,923,387
  Prepaid Income Taxes                               270,437       232,895
  Prepaid Expenses                                   648,595       483,300
     Total Current Assets                         45,839,558    45,432,696
Property, Plant and Equipment                     20,349,046    20,084,544
  Less Accumulated Depreciation                  (10,803,642)  (10,569,532)
     Total Property, Plant and Equipment           9,545,404     9,515,012
Other Assets
  Prepaid Pension Costs                              735,107       795,107
  Inventory Held for Future Service                1,232,059     1,260,346
  Note Receivable                                    203,557       203,557
  Cash Value of Life Insurance                     1,122,495     1,122,495
  Intangible and Other Assets, net                 4,128,868     4,232,791
     Total Other Assets                            7,422,086     7,614,296
     Total Assets                                $62,807,048   $62,562,004

                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
  Accounts Payable                               $   841,977   $   913,110
  Deferred Income Taxes                              179,167        74,091
  Other Accrued Expenses                             914,133       692,282
  Customer Deposits                                1,235,711     1,308,001
     Total Current Liabilities                     3,170,988     2,987,484
Noncurrent Liabilities
  Deferred Liabilities                               719,389       721,264
     Total Liabilities                             3,890,377     3,708,748
Minority Interests                                   266,530       321,424

STOCKHOLDERS' EQUITY
  Common Stock   1998             1997
     Class A   127,232  shares;   127,232 shares     127,232       127,232
     Class B 1,410,761  shares; 1,410,761 shares   1,410,761     1,410,761
  Capital in Excess of Par Value                  12,758,610    12,758,610
  Retained Earnings
     Balance, Beginning                           55,725,180    52,915,056
     Net Income                                      100,568     3,512,142
     Dividends - Cash 1998 and 1997                 (165,301)     (702,018)
     Balance, End                                 55,660,447    55,725,180
  Accumulated other comprehensive income:
     Unrealized Gain on Investments                  311,516       128,474
  Treasury Stock
     1998 - 43,120 Class A shares;
           314,155 Class B shares                (11,618,425)           --
     1997 - 43,120 Class A shares;
           314,155 Class B shares                        --    (11,618,425)
  Total Stockholders' Equity                      58,650,141    58,531,832
  Total Liabilities and Stockholders' Equity     $62,807,048   $62,562,004

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                    For the 3 Months
                                                         Ended:
                                                  3/31/98      3/31/97
  CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                  $  100,568    $ 692,724
   Adjustments to reconcile net income to net
     cash provided by operating activities
     Depreciation and amortization                378,539      226,930
     Minority interest in consolidated
      subsidiaries                                (54,894)      (8,650)
   Change in assets and liabilities
     Accounts receivable                           60,811      (88,121)
     Inventories                                 (863,094)  (1,202,223)
     Prepaid income taxes                         (37,542)     146,865
     Prepaid expenses                            (165,295)     (74,356)
     Prepaid pension costs                         60,000       67,497
     Accounts payable                             (71,133)     288,860
     Accrued expenses                             221,851      249,876
     Customer deposits                            (72,290)    (178,959)
     Other noncurrent liabilities                  (1,875)      (1,875)
       Net Cash (Used In) Provided by
        Operating Activities                     (444,354)     118,568

  CASH FLOW FROM INVESTING ACTIVITIES
     Net additions to plant and equipment        (288,525)    (471,664)
     Additions to intangibles and other
      assets                                      (16,483)          --
     Net sale (or purchase) of short term
      investments                               1,280,968      585,276
       Net Cash Provided by (Used In)
        Investing Activities                      975,960      113,612

  CASH FLOWS FROM FINANCING ACTIVITIES
     Reacquired Class B common shares                 --       (28,888)
     Dividends paid in cash                      (165,301)    (185,318)
     Subsidiary company stock reacquired from
      minority shareholders                           --       (14,675)
     Subsidiary company stock issued to
      minority shareholders                           --        18,382
       Net Cash Used In Financing Activities     (165,301)    (210,499)

  NET INCREASE IN CASH                            366,305       21,681

  CASH, BEGINNING                               1,020,348      781,202

  CASH, ENDING                                 $1,386,653    $ 802,883

            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
  Cash paid for:
     Income Taxes                              $   22,050    $ 224,000
     Interest                                  $      --     $      --

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

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

2. Pro Forma Financial Information
   The following pro forma financial information has been prepared giving effect to the acquisition of Legacy Audio, Inc. as if the transaction had taken place at the beginning of the applicable period. The pro forma financial information is not necessarily indicative of the results of operations which would have been attained had the acquisition been consummated at the beginning of the applicable period or which may be attained in the future.
                                       For the 3 Months
                                            Ended:
                                           3/31/97
                 Net Sales               $9,340,762
                 Net Income                 671,354
                 Net Income Per Share         $0.51


3. Comprehensive Income
   In 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130 on "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting of comprehensive income and its components; however the adoption of SFAS 130 had no impact on the Company's net income or stockholder's equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. These amounts were reported in stockholder's equity prior to the adoption of SFAS
   130. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
    Cash flows from operating activities decreased during the three month period ended March 31, 1998, primarily due to increased working capital requirements, particularly inventory. Inventory increased approximately $700,000, $170,000 and $224,000 respectively in the Data Communications, Electronic Assemblies, and Audio Equipment segments during the three months ended March 31, 1998. Inventory decreased approximately $231,000 in the Musical Instruments segment. The Data Communication segment's inventory increase is primarily due to increased order backlog and changes in product mix to system level products which are more complex and require longer lead times for manufacture and pre-shipment testing. The increases in the Electronic Assemblies and Audio Equipment segments are due to higher order volumes.

    Cash flows from investing activities reflects the Company's sale of short-term investments.


Sales and Operating Income
                                            For the 3 Months
                                                 Ended:
                                         3/31/98        3/31/97
 Net Sales to Unaffiliated Customers
  Musical Instruments                  $ 6,260,509   $ 5,527,463
  Data Communications                    2,153,213     2,153,386
  Electronic Assemblies                  1,148,357     1,198,110
  Audio Equipment                          665,212             0
    Total                              $10,227,291   $ 8,878,959

 Intersegment Sales
  Musical Instruments                  $    41,169   $         0
  Data Communications                       62,172       243,701
  Electronic Assemblies                    247,965        52,398
  Audio Equipment                           23,855             0
    Total                              $   375,161   $   296,099

 Income (Loss) from Operation
  Musical Instruments                  $   769,826   $   546,991
  Data Communications                   (1,037,812)      (51,229)
  Electronic Assemblies                    118,667       147,134
  Audio Equipment                          (28,537)            0
    Total                              $  (177,856)  $   642,896


Musical Instruments Segment
    Sales increased $733,046 in the first quarter of 1998 when compared to the same period in 1997. This increase is due to increased incoming orders, reduction in the order back-log since December 31, 1997 and changes in product mix.

   Gross profit margins increased to 32.3% of sales in the first quarter of 1998 from 30.0% in the same period in 1997. This increase is primarily due to a change in product mix which consisted of more larger models in the first quarter of 1998 when compared to the same period in 1997.

    Selling, general and administrative expenses increased slightly when compared to the same period in 1997.

   Research and development expenditures increased approximately $40,000 in the first quarter of 1998 when compared to the same period in 1997 due to new product development.

Data Communications Segment
    Sales in the first quarter of 1998 were approximately equal when compared to the same period in 1997. During the prior quarter the Company began to increase its investment in the sales and marketing effort at Eastern Research. These additional efforts are focused on expanding channels of distribution and targeting markets for the company's DACS system products. The Company has increased its incoming order volume however, the sales cycle for the sale of these more complex system products are generally in excess of 6 months.

    Gross profit margins in the first quarter of 1998 were approximately equal to the preceding quarter ended December 31, 1997 and decreased to
36.9% of sales from 50.0% when compared to the same period in 1997 due to changes in product mix and continued competitive pressures on selling prices. The segment is focusing its attention on more sophisticated high end products which generally have higher gross margins.

    Sales and marketing expenditures increased approximately $380,000 (89%) in the first quarter of 1998 when compared to the same period in 1997 reflecting the additional sales and marketing efforts initiated to further promote the segments products, obtain additional market share and develop new channels of distribution.

    General and administrative expenses increased approximately $180,000 (58%) in the first quarter of 1998 when compared to the same period in 1997 resulting from management and support personnel added to promote and oversee the segment.

   Research and development expenses increased approximately $140,000 (34%) in the first quarter of 1998 when compared to the same period in 1997. These expenditures have and will continue to increase in the future reflecting the commitment to new product development and support.

Electronic Assemblies Segment
    Sales for the first quarter of 1998 declined $49,753 over the same period in 1997 from changes in product mix and customer delivery requirements. The gross profit percentage was 14.1% and 14.3% in the first quarter of 1998 and 1997 respectively. Selling, general and administrative expenses increased slightly in the first quarter of 1998 when compared to the same period in 1997.

Audio Equipment Segment
    Sales for the first quarter of 1998 increased approximately $200,000 when compared to the same period in 1997 on a pro forma basis. Gross profit margins in the first quarter of 1998 remained approximately equal to the same period in 1997. Selling, general and administrative costs for the period increased in the first quarter of 1998 when compared to the same period in 1997 from increased sales and marketing efforts and additional administrative personnel added to support the company's growth.

Other Income and Expense
   Investment income decreased due to lower 1998 invested balances, as well as gains on investments recognized in the first quarter of 1997 which did not recur in 1998.

Provision for Taxes on Income
    The decrease in the 1998 effective tax rate is attributable to changes in effective state tax rates.

Factors that May Affect Operating Results
   The statements contained in this report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending; the Company's marketing and product development strategy and statements regarding future production capacity. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.
    The  Company  has  experienced and expects to  continue  to  experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's and its customer's products, competitive pricing pressures, global currency valuations, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses and fluctuations in manufacturing yields. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

PART II    OTHER INFORMATION
   Item 6.  Exhibits and Reports on Form 8-K

   (b)      No reports on Form 8-K were filed during the quarter ended
            March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Allen Organ Company
                                                       (Registrant)


Date:   May 11, 1998                    STEVEN MARKOWITZ
                                        Steven Markowitz, President and
                                        Chief Executive Officer


Date:   May 11, 1998                    LEONARD W. HELFRICH
                                        Leonard W. Helfrich, Vice President-
                                        Finance, Chief Financial and Principal
                                        Accounting Officer