Form 10-Q
period 1998-06-30
ALLEN ORGAN CO
filed 1998-08-11
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended June 30, 1998

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

                          Yes    X        No_____

Number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1998:

                    Class A - Voting          84,112 shares
                    Class B - Non-voting   1,095,958 shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements
          Consolidated Condensed Statements of Income for the six months ended June 30, 1998 and 1997

          Consolidated Condensed Balance Sheets at June 30, 1998 and December 31, 1997

          Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1998 and 1997

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

   Item 4.Submission of Matters to a Vote of Security Holders
   Item 5.Other Information
   Item 6.Exhibits and Reports on Form 8-K

   Signatures

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                           For the 3 Months Ended:      For the 6 Months Ended:
                             6/30/98      6/30/97         6/30/98       6/30/97


Net Sales                 $10,567,919   $9,107,033     $20,795,210   $17,985,992

Cost and Expenses
 Costs of sales             7,439,196    6,307,370      14,323,818    12,180,629
 Selling, general and
  administrative            2,933,753    1,963,398       5,669,112     3,716,582
 Research and development     835,371      633,407       1,620,537     1,243,027
  Total Costs and Expenses 11,208,320    8,904,175      21,613,467    17,140,238

(Loss) Income from
   Operations                (640,401)     202,858        (818,257)      845,754

Other Income (Expense)
 Interest and other income    230,426      703,407         458,956     1,115,585
 Minority interests in
  consolidated subsidiaries    42,332        7,112          97,226        15,762
  Total Other Income and
  Expense                     272,758      710,519         556,182     1,131,347

(Loss) Income Before Taxes   (367,643)     913,377        (262,075)    1,977,101

Provision for Taxes           (87,000)     314,000         (82,000)      685,000

Net (Loss) Income         $  (280,643)  $  599,377     $  (180,075)  $ 1,292,101

Basic and Diluted (Loss)
 Earnings Per Share            $(0.24)       $0.45          $(0.15)        $0.98

Shares Used in Per Share
 Calculation                1,180,554    1,319,271       1,180,554     1,319,271

Dividends Per Share - Cash      $0.14        $0.14           $0.28         $0.28

Total Comprehensive
 (Loss) Income            $  (287,221)  $  873,298     $    (3,611)  $ 1,402,771

                               See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     June 30, 1998 Dec. 31,1997
                     ASSETS                           (Unaudited)    (Audited)

Current Assets
  Cash                                                $  1,738,594 $  1,020,348
  Investments Including Accrued Interest                18,142,217   20,040,334
  Accounts Receivable                                    6,030,058    5,732,432
  Inventories:
     Raw Materials                                       8,343,238    8,532,962
     Work in Process                                     7,469,960    7,343,590
     Finished Goods                                      2,416,334    2,046,835
      Total Inventories                                 18,229,532   17,923,387
  Prepaid Income Taxes                                     386,437      232,895
  Prepaid Expenses                                         706,605      483,300
     Total Current Assets                               45,233,443   45,432,696
Property, Plant and Equipment                           20,693,289   20,084,544
  Less Accumulated Depreciation                        (11,023,472) (10,569,532)
     Total Property, Plant and Equipment                 9,669,817    9,515,012
Other Assets
  Prepaid Pension Costs                                    718,857      795,107
  Inventory Held for Future Service                      1,204,265    1,260,346
  Note Receivable                                          620,227      203,557
  Cash Value of Life Insurance                           1,122,495    1,122,495
  Intangible and Other Assets, net                       4,013,807    4,232,791
     Total Other Assets                                  7,679,651    7,614,296
     Total Assets                                     $ 62,582,911 $ 62,562,004

                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
  Accounts Payable                                    $    726,850 $    913,110
  Deferred Income Taxes                                    175,391       74,091
  Other Accrued Expenses                                 1,034,213      692,282
  Customer Deposits                                      1,557,589    1,308,001
     Total Current Liabilities                           3,494,043    2,987,484
Noncurrent Liabilities
  Deferred Liabilities                                     717,514      721,264
     Total Liabilities                                   4,211,557    3,708,748
  Minority Interests                                       194,222      321,424

STOCKHOLDERS' EQUITY
  Common Stock   1998           1997
     Class A   127,232 shares;  127,232 shares             127,232      127,232
     Class B 1,410,761 shares;1,410,761 shares           1,410,761    1,410,761
  Capital in Excess of Par Value                        12,758,610   12,758,610
  Retained Earnings
     Balance, Beginning                                 55,725,180   52,915,056
     Net (Loss) Income                                    (180,075)   3,512,142
     Dividends - Cash 1998 and 1997                       (330,535)    (702,018)
     Balance, End                                       55,214,570   55,725,180
  Accumulated other comprehensive income:
     Unrealized Gain on Investments                        304,938      128,474
  Treasury Stock
     1998-43,120 Class A shares;314,657 Class B shares (11,638,979)
     1997-43,120 Class A shares;314,155 Class B shares              (11,618,425)
  Total Stockholders' Equity                            58,177,132   58,531,832
  Total Liabilities and Stockholders' Equity          $ 62,582,911 $ 62,562,004

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                               For the 3 Months Ended:  For the 6 Months Ended:

                                 6/30/98      6/30/97     6/30/98     6/30/97
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net (loss) income             $ (280,643) $   599,377  $ (180,075) $ 1,292,101
 Adjustments to reconcile net
   (loss) income to net
   cash provided by operating
   activities
  Depreciation and amortization   389,374      241,590     767,913      468,520
  Minority interest in
    consolidated subsidiaries     (42,332)      (7,112)    (97,226)     (15,762)
 Change in assets and liabilities,
    (net of acquisition effects)
   (Increase) Decrease in
     accounts receivable         (358,437)     (87,833)   (297,626)    (175,954)
   (Increase) Decrease in
     inventories                  613,030   (1,502,425)   (250,064)  (2,704,648)
   (Increase) Decrease in prepaid
     income taxes                (116,000)     143,000    (153,542)     289,865
   (Increase) Decrease in prepaid
     expenses                     (58,010)     (77,820)   (223,305)    (152,176)
   (Increase) Decrease in prepaid
     pension costs                 16,250       48,668      76,250      116,165
   (Decrease) Increase in
     accounts payable            (115,127)    (126,654)   (186,260)     162,206
   (Decrease) Increase in accrued
     expenses                     120,080      (58,252)    341,931      191,624
   (Decrease) Increase in
     customer deposits            321,878      744,652     249,588      565,693
   (Decrease) Increase in other
     noncurrent liabilities        (1,875)      41,774      (3,750)      39,899
     Net Cash Provided by (Used In)
       Operating Activities       488,188      (41,035)     43,834       77,533

CASH FLOW FROM INVESTING ACTIVITIES
    Payment for acquisition          ----   (1,512,000)       ----   (1,512,000)
    Additions to intangibles and
      other assets                 (5,348)     (71,950)    (21,831)     (71,950)
    Increase in note receivable  (416,670)        ----    (416,670)        ----
    Net additions to plant and
      equipment                  (393,378)    (711,482)   (681,903)  (1,183,146)
    Net sale (or purchase) of
      short term investments      894,913    3,863,863   2,175,881    4,449,139
     Net Cash Provided by
      Investing Activities         79,517    1,568,431   1,055,477    1,682,043

CASH FLOWS FROM FINANCING ACTIVITIES
    Reacquired Class B common
      shares                      (20,554)  (1,834,342)    (20,554)  (1,863,230)
    Dividends paid in cash       (165,234)    (184,964)   (330,535)    (370,282)
    Subsidiary stock reacquired
      from minority shareholder   (29,976)        ----     (29,976)     (14,675)
    Subsidiary company stock issued
      to minority shareholder        ----         ----        ----       18,382
     Net Cash Used In Financing
       Activities                (215,764)  (2,019,306)   (381,065)  (2,229,805)

NET INCREASE (DECREASE) IN CASH   351,941     (491,910)    718,246     (470,229)

CASH, BEGINNING                 1,386,653      802,883   1,020,348      781,202

CASH, ENDING                   $1,738,594  $   310,973  $1,738,594  $   310,973



            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
   Income Taxes                    14,000      171,500      36,050      395,500


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

2. Pro Forma Financial Information
   The following pro forma financial information has been prepared giving effect to the April 1, 1997 acquisition of Legacy Audio, Inc. as if the transaction had taken place at the beginning of the applicable period. The pro forma financial information is not necessarily indicative of the results of operations which would have been attained had the acquisition been consummated on any of the foregoing dates or which may be attained in the future.
                                    For the 6 Months Ended:
                                           6/30/97
                 Net Sales               $18,447,795
                 Net Income                1,271,914
                 Net Income Per Share          $0.96

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

4. Note Receivable
   The Company has entered into a second Split-Dollar Life Insurance agreement with its President who is the owner and beneficiary of the policy. The policy owner shall pay the portion of the premium equal to the value of the economic benefit determined in accordance with applicable IRS Revenue Rulings. The Company shall pay the balance of the net premiums which shall approximate $400,000 annually.

   The  agreement  provides that the Company shall be entitled  to  recover the amount of premiums paid out of the built up cash value upon termination of the agreement or out of the proceeds upon the death of the insured. As security for repayment the Company is a collateral assignee of the policy to the extent of any such unreimbursed premium. The Company is also secured by the personal obligation of its President. The note receivable exceeds the cash surrender value of this policy by approximately $270,000 at June 30, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
   Cash flows from operating activities remained approximately the same for the six months ended June 30, 1998 and increased in the three month period ended June 30, 1998 when compared to the same period in 1997, primarily due to reductions in inventory in the Musical Instruments and Data Communications segments.

    Cash flows from investing activities reflects the Company's sale of short-term investments net of the increase in notes receivable and amounts used to purchase equipment. During the first six months of 1998 the
Company continued the implementation of its new information systems and acquired an additional $250,000 of hardware and software. The Company estimates that this project will require another $150,000 to complete.


Results of Operations:

Sales and Operating Income
                             For the 3 Months Ended:   For the 6 Months Ended:
                               6/30/98      6/30/97      6/30/98      6/30/97
  Net Sales to Unaffiliated
   Customers
     Musical Instruments     $ 5,647,106  $ 4,908,158  $11,907,615  $10,435,621
     Data Communications       2,793,461    2,129,804    4,946,674    4,283,190
     Electronic Assemblies     1,444,435    1,491,572    2,592,792    2,689,682
     Audio Equipment             682,917      577,499    1,348,129      577,499
       Total                 $10,567,919  $ 9,107,033  $20,795,210  $17,985,992

  Intersegment Sales
     Musical Instruments     $    46,943  $    --      $    88,112  $    --
     Data Communications          --           --              594       52,398
     Electronic Assemblies        44,184      422,742      292,149      666,443
     Audio Equipment              87,192        6,583      111,047        6,583
       Total                 $   178,319  $   429,325  $   491,902  $   725,424

  Income (loss) from operations
     Musical Instruments     $   204,360  $   187,284  $   974,186  $   734,275
     Data Communications        (912,774)    (190,223)  (1,950,586)    (241,452)
     Electronic Assemblies       108,501      101,263      227,168      248,397
     Audio Equipment             (40,488)     104,534      (69,025)     104,534
       Total                 $  (640,401) $   202,858  $  (818,257) $   845,754


Musical Instruments Segment

    Sales increased $738,948 and $1,471,994 respectively for the three and six months ended June 30, 1998 when compared to the same period in 1997 due to higher order volume.
    The gross profit percentage was 30% in the first six months of 1998 and 1997. The current quarter gross profit percentage was 27% compared to 28% in the second quarter of 1997 due to changes in product mix.
    Selling, general and administrative expenses increased approximately $150,000 and $330,000 during the three and six months ended June 30, 1998, respectively, when compared to the same period in 1997. These increases are due to higher selling expenses associated with the higher sales volume and implementation and training costs associated with the new information systems.
    Research and development expenditures increased approximately $40,000 during the first six months of 1998 when compared to the same period in 1997 due to new product development.

Data Communications Segment

    Sales increased $660,000 for the three and six months ended June 30, 1998 when compared to the same period in 1997 from increased order volume. Sales for the three months ended June 30, 1998 includes $350,000 in engineering development fees received for a new product developed in conjunction with an OEM agreement with one of Eastern Research's customers.
    During the last quarter of 1997 the Company began to increase its investment in the sales and marketing effort at Eastern Research. These additional efforts are focused on expanding channels of distribution and targeting markets for the company's DACS system products. The Company has increased its incoming order volume, however, the sales cycle for the sale of these more complex system products are generally in excess of 6 months.
    Gross profit margins decreased to 43.5% and 40.6% respectively for the three and six months ended June 30, 1998 compared to 47.7% and 48.8% when compared to the same period in 1997 from competitive pressures on selling prices and variations in product mix. The segment is focusing its attention on more sophisticated high end products which generally have higher gross margins.
   Sales and marketing expenditures increased approximately $560,000 (130%) and $940,000 (110%) respectively for the three and six months ended June 30, 1998 when compared to the same period in 1997. This was primarily due to the expansion of sales and marketing efforts to further promote the segment's products, obtain additional market share and develop new channels of distribution.
    General and administrative expenses increased approximately $135,000 (36%) and $318,000 (46%) respectively for the three and six months ended June 30, 1998 when compared to the same period in 1997 resulting from management and support personnel added to promote and oversee the segment.
    Research and development expenditures increased approximately $ 220,000 and $ 340,000 respectively for the three and six months ended June 30, 1998 when compared to the same period in 1997. These expenditures have and will continue to increase in the future reflecting the commitment to new product development and support.

Electronic Assemblies Segment

    Sales declined $47,137 and $96,890 respectively for the three and six months ended June 30, 1998 when compared to the same period in 1997 from changes in product mix and customer delivery requirements.
   The gross profit percentage increased to 11% and 12.6% for the three and six months ended June 30, 1998 compared to 8% and 11% in the same period last year. These increases are due to changes in product mix and efficiencies realized in the production processes.
    Selling, general and administrative expenses increased slightly in the first six months of 1998 when compared to the same period in 1997.

Audio Equipment Segment

   Sales increased $105,418 and $308,827 for the three and six months ended June 30, when compared to the same periods in 1997 on a pro forma basis. Gross profit margins decreased to 35% in the first six months of 1998 as compared to 45% in 1997. This decrease is attributable to changes in distribution from direct marketing to dealer audition sites in several markets. Selling, general and administrative costs increased in the first six months of 1998 when compared to the same period in 1997 from increased sales and marketing efforts and additional administrative personnel added to support the company's growth.

Other Income and Expense

    Investment income decreased in both the three and six months ended June 30, 1998 due to lower invested balances, as well as gains on investments recognized in 1997 that did not recur in 1998.

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

PART II    OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders
   (a)  Annual Meeting:  April 21, 1998
   (b)  Election of the following directors for a one-year term:
        Steven Markowitz, Eugene Moroz, Leonard Helfrich, Martha Markowitz, Orville Hawk, Albert Schuster, Jeffrey Schucker and Ernest Choquette.
   (c)  In  addition to the election of directors and the waiver of
        reading  of  the  minutes  of  the  prior  meeting,   the
        shareholders ratified charitable deductions made in 1997 and all contracts, agreements, and employments by the Board of Directors and officers since the previous annual meeting in May 1997. All resolutions were adopted by the vote of all shareholders present, in person or proxy.

   Item 5.  Other Information
        Ernest J. Choquette was elected a Director at the annual shareholders meeting on April 21, 1998. Mr. Choquette has been a member of the law firm of Stevens & Lee, Reading PA for almost twenty years and currently serves as Co-Chairman of their Corporate Group.

   Item 6.  Exhibits and Reports on Form 8-K

   (b)  No reports on Form 8-K were filed during the quarter ended
        June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Allen Organ Company
                                        (Registrant)

Date:    August 11, 1998                STEVEN MARKOWITZ
                                        Steven Markowitz, President and
                                        Chief Executive Officer

Date:    August 11, 1998                LEONARD W. HELFRICH
                                        Leonard W. Helfrich,
                                        Vice President-Finance,
                                        Chief Financial and Principal
                                        Accounting Officer