Form 10-Q
period 1998-09-30
ALLEN ORGAN CO
filed 1998-11-12
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
  (X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended September 30, 1998

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

                         Yes    X        No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1998:

                    Class A - Voting          84,112 shares
                    Class B - Non-voting   1,087,058 shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements

          Consolidated Condensed Statements of Income for the nine months ended September 30, 1998 and 1997

          Consolidated Condensed Balance Sheets at September 30, 1998 and December 31, 1997

          Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1998 and 1997

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
                                (Unaudited)



                          For the 3 Months Ended:      For the 9 Months Ended:
                            9/30/98      9/30/97         9/30/98      9/30/97


Net Sales                $11,812,748   $11,159,819     $32,607,958  $29,145,811

Cost and Expenses
 Costs of sales            9,049,514     7,385,097      23,373,332   19,565,726
 Selling, general and
  administrative           2,938,614     2,115,943       8,607,726    5,832,525
 Research and development    881,845       683,197       2,502,382    1,926,224
  Total Costs and
   Expenses               12,869,973    10,184,237      34,483,440   27,324,475

(Loss) Income from
  Operations              (1,057,225)      975,582      (1,875,482)   1,821,336

Other Income and (Expense)
 Interest and other income   252,284       407,606         711,240    1,523,191
 Minority interests in
  consolidated subsidiaries  (44,760)        4,819          52,466       20,581
  Total Other Income and
  Expense                    207,524       412,425         763,706    1,543,772

(Loss) Income Before Taxes  (849,701)    1,388,007      (1,111,776)   3,365,108

Provision for Taxes         (250,000)      255,000        (332,000)     940,000

Net (Loss) Income        $  (599,701)  $ 1,133,007     $  (779,776) $ 2,425,108

Basic and Diluted (Loss)
 Earnings Per Share           $(0.51)        $0.88          $(0.66)       $1.89

Shares Used in Per Share
 Calculation               1,179,170     1,285,336       1,179,170    1,285,336

Dividends Per Share - Cash     $0.14         $0.14           $0.42        $0.42

Total Comprehensive
(Loss) Income            $  (774,412)  $ 1,316,725     $  (778,023) $ 2,719,496

                             See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     September 30,     Dec 31,
                     ASSETS                               1998           1997
                                                       (Unaudited)    (Audited)
Current Assets
  Cash                                                $ 1,496,554  $ 1,020,348
  Investments Including Accrued Interest               18,742,912   20,040,334
  Accounts Receivable                                   6,663,534    5,732,432
  Inventories:
     Raw Materials                                      8,211,182    8,532,962
     Work in Process                                    5,265,121    7,343,590
     Finished Goods                                     2,442,525    2,046,835
       Total Inventories                               15,918,828   17,923,387
  Prepaid Income Taxes                                    720,437      232,895
  Prepaid Expenses                                        639,033      483,300
     Total Current Assets                              44,181,298   45,432,696
Property, Plant and Equipment                          21,053,667   20,084,544
  Less Accumulated Depreciation                       (11,278,925) (10,569,532)
     Total Property, Plant and Equipment                9,774,742    9,515,012
Other Assets
  Prepaid Pension Costs                                   680,733      795,107
  Inventory Held for Future Service                     1,219,547    1,260,346
  Note Receivable                                         620,227      203,557
  Cash Value of Life Insurance                          1,366,625    1,122,495
  Intangible and Other Assets, net                      4,005,153    4,232,791
     Total Other Assets                                 7,892,285    7,614,296
     Total Assets                                     $61,848,325  $62,562,004


                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
  Accounts Payable                                    $ 1,066,684  $   913,110
  Deferred Income Taxes                                    75,096       74,091
  Other Accrued Expenses                                1,013,136      692,282
  Customer Deposits                                     1,539,563    1,308,001
     Total Current Liabilities                          3,694,479    2,987,484
Noncurrent Liabilities
  Deferred Liabilities                                    715,639      721,264
     Total Liabilities                                  4,410,118    3,708,748
  Minority Interests                                      238,982      321,424

STOCKHOLDERS' EQUITY
  Common Stock  1998             1997
     Class A   127,232 shares;  127,232 shares            127,232      127,232
     Class B 1,410,761 shares;1,410,761 shares          1,410,761    1,410,761
  Capital in Excess of Par Value                       12,758,610   12,758,610
  Retained Earnings
     Balance, Beginning                                55,725,180   52,915,056
     Net (Loss) Income                                   (779,776)   3,512,142
     Dividends - Cash 1998 and 1997                      (495,745)    (702,018)
     Balance, End                                      54,449,659   55,725,180
  Accumulated other comprehensive income:
     Unrealized Gain (Loss) on Investments                130,227      128,474
  Treasury Stock
     1998-43,120 Class A shares;315,703 Class B shares(11,677,264)
     1997-43,120 Class A shares;314,155 Class B shares             (11,618,425)
  Total Stockholders' Equity                           57,199,225   58,531,832
  Total Liabilities and Stockholders' Equity          $61,848,325  $62,562,004

                             See accompanying notes.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                               For the 3 Months Ended:  For the 9 Months Ended:

                                  9/30/98     9/30/97     9/30/98     9/30/97
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net (loss) income             $ (599,701) $ 1,133,007 $ (779,776) $ 2,425,108
 Adjustments to reconcile net
   (loss) income to net
   cash provided by operating
   activities
  Depreciation and amortization   392,718      269,879  1,160,631      738,399
  Minority interest in
   consolidated subsidiaries       44,760        9,856    (52,466)      (5,906)
 Change in assets and liabilities,
    (net of acquisition effects)
   (Increase) Decrease in
     accounts receivable         (633,476)    (782,890)  (931,102)    (958,844)
   (Increase) Decrease in
     inventories                2,295,422     (631,352) 2,045,358   (3,336,000)
   (Increase) Decrease in
     prepaid income taxes        (334,000)       8,359   (487,542)     298,224
   (Increase) Decrease in
     prepaid expenses              67,572       36,118   (155,733)    (116,058)
   (Increase) Decrease in
     prepaid pension costs         38,124      (75,830)   114,374       40,335
   (Decrease) Increase in
     accounts payable             339,834       18,916    153,574      181,122
   (Decrease) Increase in
     accrued expenses             (21,077)    (163,962)   320,854       27,662
   (Decrease) Increase in
     customer deposits            (18,026)     (24,152)   231,562      541,541
   (Decrease) Increase in other
     noncurrent liabilities        (1,875)       8,695     (5,625)      48,594
     Net Cash Provided by (Used in)
      Operating Activities      1,570,275     (193,356) 1,614,109     (115,823)

CASH FLOW FROM INVESTING ACTIVITIES
   Payment for acquisition             --           --         --   (1,512,000)
   Additions to intangibles and
    other assets                 (110,276)          --   (132,107)     (71,950)
   Increase in note receivable         --      (40,409)  (416,670)     (40,409)
   Net additions to plant and
     equipment                   (378,713)    (376,501)(1,060,616)  (1,559,647)
   Increase in cash value of
     life insurance              (244,130)    (251,270)  (244,130)    (251,270)
   Net sale (or purchase) of
     short-term investments      (875,701)   5,002,524  1,300,180    9,451,663
     Net Cash Provided by (Used in)
      Investing Activities     (1,608,820)   4,334,344   (553,343)   6,016,387

CASH FLOWS FROM FINANCING ACTIVITIES
   Reacquired Class B
    common shares                 (38,285)  (3,763,487)   (58,839)  (5,626,717)
   Dividends paid in cash        (165,210)    (166,435)  (495,745)    (536,717)
   Subsidiary company stock issued
    to minority shareholders           --           --         --       18,382
   Subsidiary company stock
    reacquired from minority
      shareholders                     --      (60,600)   (29,976)     (75,275)
     Net Cash Used In
      Financing Activities       (203,495)  (3,990,522)  (584,560)  (6,220,327)

NET INCREASE (DECREASE) IN CASH  (242,040)     150,466    476,206     (319,763)

CASH, BEGINNING                 1,738,594      310,973  1,020,348      781,202

CASH, ENDING                   $1,496,554  $   461,439 $1,496,554  $   461,439



               SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
   Income Taxes                $   84,000  $   223,000 $  120,050  $   618,500


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

                                   For the 9 Months Ended:
                                           9/30/97
                 Net Sales             $29,607,614
                 Net Income              2,509,211
                 Net Income Per Share        $1.95

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

  The agreement provides that the Company shall be entitled to recover the amount of premiums paid out of the built up cash value upon termination of the agreement or out of the proceeds upon the death of the insured. As security for repayment the Company is a collateral assignee of the policy to the extent of any such unreimbursed premium. The Company is also secured by the personal obligation of its President. The note receivable exceeds the cash surrender value of this policy by approximately $270,000 at September 30, 1998.

5. Subsequent Event
  During October 1998 the Company announced plans to permanently close its manufacturing plant in Rocky Mount, NC. Rocky Mount Instruments, Inc. (RMI) manufactured small organs and sub-assemblies for the Company's Musical Instruments segment. RMI employs approximately 60 people, half of which will be terminated in December 1998, and the remainder during first six months of 1999. The Company estimates the termination costs (including employee severance and benefits) related to this closure to be approximately $415,000, which will be included in the operating results for the fourth quarter of 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
   Cash flows from operating activities increased during the nine month period ended September 30, 1998, primarily due to reductions in inventory in the Musical Instruments and Electronic Assemblies segments. These reductions are the result of improvements in manufacturing methods and inventory management discussed further below.

   Cash flows used in investing activities reflects the Company's purchase of equipment and increases in notes receivable, net of sales of short-term investments. During the nine months ended September 30, 1998, the Company continued the implementation of its new information systems and acquired an additional $300,000 of hardware and software. The Company estimates that this project will require another $100,000 to complete.

Results of Operations:

Sales and Operating Income
                           For the 3 Months Ended:     For the 9 Months Ended:
                              9/30/98      9/30/97       9/30/98       9/30/97
 Net Sales to Unaffiliated
  Customers
   Musical Instruments     $ 6,824,925  $ 6,338,653   $18,732,540  $16,774,274
   Data Communications       3,271,863    2,549,548     8,218,537    6,832,738
   Electronic Assemblies     1,123,344    1,614,003     3,716,136    4,303,685
   Audio Equipment             592,616      657,615     1,940,745    1,235,114
     Total                 $11,812,748  $11,159,819   $32,607,958  $29,145,811

  Intersegment Sales
   Musical Instruments     $    15,922  $        --   $   104,034  $        --
   Data Communications              --        1,473           594       53,871
   Electronic Assemblies        92,788      136,571       384,937      803,014
   Audio Equipment              25,754           --       136,801        6,583
     Total                 $   134,464  $   138,044   $   626,366  $   863,468

 Income (Loss) from Operations
   Musical Instruments     $  (124,768) $   844,286   $   849,418  $ 1,578,561
   Data Communications        (937,965)    (188,241)   (2,888,551)    (429,693)
   Electronic Assemblies       (61,892)     215,539       165,276      463,936
   Audio Equipment              67,400      103,998        (1,625)     208,532
     Total                 $(1,057,225) $   975,582   $(1,875,482) $ 1,821,336


Musical Instruments Segment

   Sales increased $486,272 and $1,958,266 respectively for the three and nine months ended September 30, 1998 when compared to the same periods in 1997 due to higher order volume.

   The gross profit percentage decreased to 17% and 25% of sales respectively for the three and nine months ended September 30, 1998 compared to 30% in the same periods in 1997. These decreases are primarily due to additional costs incurred as part of a business improvement program initiated to up-grade production and product planning processes. As part of this program the Company is implementing new information systems, the majority of which will be in place early in 1999. The Company at the same time has been improving manufacturing methods and inventory management, which has resulted in a reduction in inventory of approximately $2,500,000 in this segment for the nine months ended September 30, 1998. During this reorganization, and in reducing its work-in-process and finished goods inventories, the segment incurred approximately $750,000 in additional overheads and expenses related to unapplied labor and related overhead as it trained its work force. By the end of 1997, manufacturing improvements enabled the Company to stop organ production at its North Carolina facility leaving only subassembly production there, consolidating all organ production at the main manufacturing facility in Macungie, PA. The North Carolina plant's remaining production of subassemblies will be phased out in 1999. Increased capabilities at the Macungie, PA facility will allow the Company to meet demand for organs. It is anticipated that these business improvement programs will provide long-term benefits to the Company.

   Selling, general and administrative expenses increased approximately $135,000 and $375,000 for the three and nine months ended September 30, 1998 respectively when compared to the same period in 1997. These increases are due to higher selling costs associated with higher sales volume and implementation and training costs related to the new information systems.

   Research and development expenditures increased approximately $90,000 during the nine months ended September 30, 1998 primarily due to new product development.

Data Communications Segment

   Segment sales increased $722,315 and $1,385,799 respectively for the three and nine months ended September 30, 1998 when compared to the same period in 1997 from increased order volume. Sales for the three and nine months ended September 30, 1998 include $125,000 and $475,000 respectively, in engineering development fees received for a new product developed in conjunction with an OEM agreement with one of Eastern Research's customers.

   During the last quarter of 1997 the Company began to significantly increase its investment in the sales and marketing effort at Eastern Research. These additional efforts are focused on expanding channels of distribution and targeting markets for the company's DNX (DACS) system products. Eastern Research has increased its incoming order volume, however, the sales cycle for these more complex system products are generally in excess of 6 months. This segment is working towards developing strategic relationships with customers, which will help expand their channels of distribution. This segment will continue to invest in sales and marketing programs.

   Gross profit margins decreased to 38% and 39% respectively for the three and nine months ended September 30, 1998 when compared to 47% and 48% in the same period in 1997. While Eastern Research's gross profit margins have increased during the three and nine months ended September 30, 1998, this increase has been offset by lower gross profits at VIR Linear Switch due to lower sales volume. This segment has been focusing on more sophisticated high-end products that generally have higher gross margins.

   Sales and marketing expenditures increased approximately $553,000 (136%) and $1.5 million (118%) respectively for the three and nine months ended September 30, 1998 when compared to the same periods in 1997. This was primarily due to the expansion of its efforts to further promote the segment's products, obtain additional market share, and develop new channels of distribution.

   General and administrative expenses increased approximately $83,000 (17%) and $401,000 (34%) respectively for the three and nine months ended September 30, 1998 when compared to the same periods in 1997 resulting from management and support personnel added to promote and oversee the segment.

   Research and development expenditures increased approximately $142,000 (29%) and $482,000 (37%) for the three and nine months ended September 30, 1998 when compared to the same periods in 1997. These expenditures have and will continue to increase in the future reflecting the commitment to new product development and support.

Electronic Assemblies Segment

   Sales declined $490,659 and $587,549 respectively for the three and nine months ended September 30, 1998 when compared to the same period in 1997 from
lower   incoming  orders,  changes  in  product  mix  and  customer   delivery
requirements.

   The gross profit percentage decreased to 5.9% and 10.6% in the three and nine months ending September 30, 1998 compared to 20% and 15% for the same periods in 1997. These declines are primarily associated with the segment's efforts to restructure operations along with the Musical Instruments segment.

   Selling, general and administrative expenses increased approximately $65,000 during the nine months ended September 30, 1998 when compared to the same period in 1997.

Audio Equipment Segment

   Sales decreased $64,999 for the three months ended September 30, 1998 when compared to the same period in 1997. Sales for the nine months ended September 30, 1998 increased $243,828 when compared to the same periods in 1997 on a proforma basis.

   The gross profit percentage decreased to 40% in the nine months ended September 30, 1998 as compared to 45% in 1997. This decrease is attributable to changes in distribution from direct marketing to dealer audition sites in several markets.

   Selling, general and administrative costs for the period increased as compared to the prior year from increased sales and marketing efforts and administrative personnel added to support the segment's growth.

Other Income and Expense

   Investment and other income for the nine months ended September 30, 1998 decreased approximately $810,000 compared to the same period in 1997 due to lower invested balances, as well as gains on investments recognized in 1997 that did not recur in 1998.

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

Year 2000

   The Year 2000 issue relates to the ability of computer systems, microprocessors and other electronic devices to deal appropriately with dates on or after January 1, 2000. The effect of the Year 2000 issue may include computer failures and business interruption.

   The  Company  has  taken  action  to  make  its  systems,  products   and
infrastructure Year 2000 compliant. The Company began work several years ago to prepare its products and its financial information and other computer-based systems for the Year 2000, including replacing and/or updating existing systems. Internally the Company is in the process of implementing new, Year 2000 compliant, information systems that are expected to be in place early in 1999. Externally, the Company has and will survey its suppliers, financial institutions, and other organizations that may impact the Company's operation to assess their level of Year 2000 compliance. This external review is expected to be completed in early 1999. The Company will continue to monitor its Year 2000 compliance program, address any material issues and develop contingency plans, as it deems appropriate. While the Company has and will take steps to address material Year 2000 issues, the failure to identify or correct a material internal or external Year 2000 problem could result in an interruption in the Company's business operations.

   While these Year 2000 efforts will involve additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial condition.

PART II    OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K

   (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Allen Organ Company
                                    (Registrant)

Date:  November 11, 1998            STEVEN MARKOWITZ
                                    Steven Markowitz, President and
                                    Chief Executive Officer

Date:  November 11, 1998            LEONARD W. HELFRICH
                                    Leonard W. Helfrich,
                                    Vice President- Finance,
                                    Chief Financial and Principal
                                    Accounting Officer