Form 10-K
period 1998-12-31
ALLEN ORGAN CO
filed 1999-03-24
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K

     (Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1998

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on March 15, 1999:

Class A - Voting     84,002           Class B - Non-voting     1,086,709

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

                                  PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Exhibit

                                  PART I
Item 1.   Business

          General developments of business.

                Incorporated in Pennsylvania in 1945, Allen Organ Company and Subsidiaries ("Company") operate in four industry segments: musical instruments, data communications, electronic assemblies, and audio equipment.
                During October 1998, the Company announced its plans to permanently close its manufacturing plant in Rocky Mount, NC. Rocky Mount Instruments, Inc. (RMI) manufactured small organs and sub-assemblies for the Company's Musical Instruments segment.
               In December 1998, the Company established Allen Diversified, Inc. as a wholly owned subsidiary of Allen Organ Company to hold and manage the Company's investment in its subsidiary Companies.
                The Company is developing a line of Public Address System products, which it demonstrated at an industry trade show in January 1999. The Mixer portion of these products utilizes Digital Signal Processor (DSP) technology also used in the Allen digital organs. The speaker technology was developed in conjunction with the Company's subsidiary, Legacy Audio. The product line will initially be targeted at small to mid- sized churches, auditoriums and the like. The Company expects to begin shipping these products in the second half of 1999.

          Industry segments.

                The Company operates in four industry segments: musical instruments, data communications, electronic assemblies, and audio equipment. For financial information concerning the segments, see Note 15 to the financial statements.

          Description of business.

              Musical Instruments.

                Allen Organ Company is a leading manufacturer of electronic keyboard musical instruments, primarily digital electronic church organs and accessories. This segment accounted for 57%, 58% and 69% of revenue in 1998, 1997 and 1996 respectively.
               The principal market for the musical instruments segment are institutions, primarily churches. Sales to the home market make up a smaller portion of the segment's sales. The segment's musical instruments are distributed mostly through dealers, primarily independent retail music stores throughout the United States, with a lesser percentage distributed through dealers internationally. The segment's business is not seasonal.
                The  principal raw materials used in the segment's products are electronic components and wood, all of which are readily available from various sources without undue difficulty.
                The  segment does not engage in any significant amounts  of consignments, extended payment terms, or lease guarantees. The Company is contingently liable in connection with certain customers' financing arrangements. See Note 10 to the financial statements. The dollar amounts and number of times the Company has had to honor these repurchase agreements are negligible.
                The  musical  instruments segment is not dependent  on  any single or small group of customers, the loss of which would have a material adverse effect on the business. The dollar amount of the segment's unshipped order backlog at the end of February 1999 and 1998 was $6.3 million and $4.4 million respectively. Approximately $5.7 million of these orders will be filled in the current year with the remaining $600,000 to be filled in the following year.
                The  electronic organ industry is competitive involving  at
          least  five  (5)  domestic and foreign companies.   In  addition,
          there are many small pipe organ companies in the institutional organ market. The organ market consists of two basic divisions, institutional (primarily churches) and home or entertainment. The Company believes it has a major position in the institutional market because of product performance and competitive prices, and a smaller percentage of the home or entertainment market.

              Data Communications.

                The data communications segment operates through three majority owned subsidiaries, VIR, Inc., Linear Switch Corporation and Eastern Research, Inc. This segment accounted for 27%, 22% and 21% of revenues in 1998, 1997 and 1996 respectively.
               Data communications products are sold primarily to wholesale and retail distributors worldwide and under OEM agreements with several of its customers. The segment maintains an inventory of in-process and finished goods to allow for rapid fulfillment of customer orders which is expected in the industry.
                The principal raw material used in the data communications products are electronic components, which are readily available from various sources without undue difficulty.
                The data communications segment derived 13% and 12% of its 1998 and 1997 revenue from one customer.
                VIR, Inc. (VIR) and Linear Switch Corporation (LSC) During 1997, these two companies combined their marketing and research & development functions under the name of "VIR Linear Switch". The companies design, manufacture, and market a number of data communication products including patch and testing equipment, often referred to as tech control products, test access equipment and a matrix switch which can transport high-speed digital signals and allow "any-to-any" connectivity between and among connections. The products are of varying complexity and are used to connect, switch, test and trouble shoot data lines in large computer installations.
                 The  companies  compete  in  a  relatively  mature  field,
          producing  high  quality  products at  competitive  prices.   The
          companies have approximately four major competitors, all of which are larger than VIR/LSC.
                 With   the  need  for  higher  speed  and  more   reliable
          communications circuits increasing, VIR/LSC introduced in 1998, a new family of products to provide the ability to access and
          configure   these   higher  speed  circuits  for   various   test
          procedures.    Management   is   pursuing   strategic    customer
          relationships  in  an  effort  to  expand  distribution  of   its
          products.
                The dollar amount of unshipped order backlog at the end of February 1999 and 1998 was $56,000 and $555,000 respectively. All orders are expected to be filled in the current year.
               Eastern Research, Inc. (ERI)  Designs and markets data inter-
          networking  products.   These  products  include  direct   access
          equipment that allow users to utilize a broad range of services offered by the telephone companies.
                ERI  competes in a growing market that is in excess of  $10
          billion.   However,  the company's current and projected  product
          lines and sales programs are targeted at only a fraction of  that
          market.   There  are  many competitors in  this  market  that  is
          dominated by several large data communications companies, such as
          Cisco  Systems,  Inc., Paradyne, Premisys and ADC  Kentrox.   The
          company's strategy has been to target existing, yet still growing, market niches with products that provide new features and packaging with attractive pricing.
                ERI initially built its business in the CSU/DSU market and has also developed router technology products. These products are relatively inexpensive and easy to manufacture. Thus, this is a competitive field where margins can erode as new products
          emerge.   During  1998,  the  company introduced  a  Frame  Aware
          CSU/DSU that it developed in conjunction with an OEM agreement with one of its customers.
                ERI is focusing on its DNX (Digital Exchange Network) product line, a narrowband DACS (Digital Access Cross-connect
          Switch)  capable of access speeds from subrate to DS3.   The  DNX
          revenues  have  increased  as  a  percentage  of  sales  and   is
          considered  ERI's  flagship  product.   In  order  to   properly
          capitalize on this market's opportunities, ERI is implementing a more aggressive marketing strategy and is also increasing product
          development   work.   This  will  continue  to  require   further
          investment through the coming year.
                ERI  has  been able to increase sales by working with,  and
          developing   strategic   customer   relationships    to    expand
          distribution of its products. One such relationship, which ERI entered into, is an OEM agreement to supply Lucent Technologies with its DACS product line.
                The dollar amount of unshipped order backlog at the end of February, 1999 and 1998 was $3.0 million and $1.2 million
          respectively.   All  orders are expected  to  be  filled  in  the
          current year.

              Electronic Assemblies.

                Allen Integrated Assemblies (AIA), a division of the Allen Organ Company, provides subcontract manufacture of electronic assemblies for outside customers. The electronic assemblies segment is an outgrowth of the technical skills and manufacturing capabilities developed by the Company in its musical instruments business. This segment accounted for 10%, 15% and 10% of revenue in 1998, 1997, and 1996 respectively. AIA derived 68% of its revenues from three customers in 1998 and 55% and 85% of its revenues from one customer in 1997 and 1996 respectively.
                The electronic assemblies segment is very competitive with numerous manufacturers capable of producing such products. Customers are generally obtained from a geographic area close to the manufacturer. In order to improve its contract manufacturing capabilities, the segment is upgrading its manufacturing systems and increasing its sales and marketing efforts.
                The dollar amount of the segment's unshipped order backlog at the end of February 1999 and 1998 was $2.6 million and $3.0 million respectively. All orders are expected to be filled in the current year.

              Audio Equipment.

                The Audio Equipment segment began on April 1, 1997 with the acquisition of Legacy Audio, Inc. (LAI) discussed in Note 2 of the Financial Statements. LAI designs, manufactures and markets high-quality audio speaker cabinets for hi-fi stereo and home theater applications. It also markets electronic audio equipment amplifiers that are manufactured to its specifications by third party suppliers. This segment accounted for 6% of revenue in 1998 and 5% of revenues for the 9 month period from acquisition to December 31, 1997.
                The  principal  market for the audio equipment  segment  is individual consumers for home use. The segment's products are distributed directly to the customer and through Dealer Audition Sites. This segment's business is not seasonal.
                LAI's  manufacturing facility is currently  operating  near full capacity. Many of their manufacturing needs are similar to those required in the Company's musical instruments segment. The Company is now building some of LAI's speaker cabinets at its Macungie, PA facility.
                The  principal raw materials used in the segment's products are audio speakers, electronic components and wood, all of which are readily available from various sources without undue difficulty.
                The  company  competes with several  other  high-end  audio speaker cabinet manufacturers including Martin-Logan, Thiel, B&W, Celestion, and others.
                LAI  is  not  dependent on any single, or small  group,  of customers. The dollar amount of the segment's unshipped order backlog at the end of February 1999 and 1998 was $246,000 and $579,000 respectively. All orders are expected to be filled in the current year.

          General.

                The Company's working capital is sufficient to meet the normal expansion of inventory and receivables.
                The  Company  spent $3,478,775, $2,654,662, and  $2,786,390 annually in 1998, 1997, and 1996 respectively on research and development. The increase in 1998 is a result of the Company's ongoing commitment to new product development and support, primarily at Eastern Research. The decrease in the 1997 expense relates primarily to the combining of the research and development efforts of VIR and LSC.
                The  Company and its subsidiaries employ approximately  544 persons.
                The Company is not aware of any problem in complying with applicable federal, state, or local provisions with regard to the environment. The manufacturing requirements do not require any special expenditures to meet environmental compliance.


          Financial information about foreign operations and export sales.

                The Company does not own manufacturing or sales facilities in any foreign countries. See Note 14 to the financial statements, for additional information on export sales.
                Export sales are all made in US dollars and for the most part are made under Letter of Credit or on a prepaid basis.
                The Company has established a Foreign Sales Corporation within the meaning of the Internal Revenue Code of 1986. This wholly-owned subsidiary is Allen Organ International, Inc., a Virgin Islands corporation.

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


          Rocky Mount, North Carolina   70,000    Manufacturing and  sales
                                                  facility. Owned by Rocky
                                                  Mount Instruments. Operating
                                                  at approximately 30%
                                                  capacity. Operation will be
                                                  closed during  1999 and the
                                                  property will be marketed for
                                                  sale.

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

Item 4.   Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                  PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

                The Company's Class A voting shares are not registered pursuant to the Securities Exchange Act of 1934 and are not publicly traded. The Company's Class B non-voting stock trades on The NASDAQ Stock Market under the symbol AORGB.

                The high and low bid quotations for each quarter during the last two years as reported by NASDAQ Market Information System is as follows:

                  1998             High           Low

                  First Quarter    43             38
                  Second Quarter   42 1/2         37
                  Third Quarter    40 1/2         35
                  Fourth Quarter   39             33

                  1997             High           Low

                  First Quarter    41             38 1/2
                  Second Quarter   41 1/4         39
                  Third Quarter    40 1/2         38 7/8
                  Fourth Quarter   44 3/4         39 3/4

                The Company has 8 Class A Shareholders and 340 Class B Shareholders of record as of March 15, 1999.

                During the past two fiscal years, the Company has declared dividends on both its class A and B shares as follows:

                Record of Quarterly Dividends Paid in 1998

                  Record Date        Payable     Amount

                  Cash   2/20/98      3/6/98      $.14
                  Cash   5/22/98      6/5/98      $.14
                  Cash   8/21/98      9/4/98      $.14
                  Cash  11/20/98     12/4/98      $.14

                Record of Quarterly Dividends Paid in 1997

                  Record Date        Payable     Amount

                  Cash   2/21/97      3/7/97      $.14
                  Cash   5/23/97      6/6/97      $.14
                  Cash   8/22/97      9/5/97      $.14
                  Cash  11/21/97     12/5/97      $.14

Item 6.   Selected Financial Data

                                Years Ended December 31,
                   1998         1997         1996         1995         1994

Net Sales       $44,966,075  $40,348,084  $36,715,128  $30,024,761  $28,842,789

Net (Loss)
Income          $  (616,711) $ 3,512,142  $ 3,865,876  $ 4,015,105  $ 4,449,703

Earnings (Loss)
per share       $     (0.52) $      2.79  $      2.88  $      2.94  $      3.25

Cash dividends
per share       $       .56  $       .56  $       .55  $       .55  $       .55

At Year End

 Total Assets   $61,989,953  $62,562,004  $63,966,646  $65,299,426  $58,464,695

 Long-Term Debt,
  net of current
  portion       $         0  $         0  $         0  $ 1,388,000  $         0

 The   1998  and  1997  results  of  operations  include  the  audio equipment segment acquired April April 1, 1997. The 1998, 1997, 1996 and 1995 results of operations include the data communications segment acquired August 1, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources:
        The Company continues to maintain a strong financial position and high level of liquidity which enables it to generate funds internally
     to   meet   operating  needs,  capital  expenditures  and   short-term
     obligations.  Key indicators of the Company's liquidity are  presented below:
                                                    December 31,
                                              1998              1997
          Working Capital                  $39,994,941      $42,445,212
          Current Ratio                        10 to 1          15 to 1
          Debt to Equity Ratio                .08 to 1         .06 to 1

        The Company's ratio of debt to equity has remained very low because of management's continuing policy of financing expansion with internally generated funds. This policy has enabled the Company to maintain its competitive advantage without incurring the costs associated with borrowed funds.
        Cash flows provided by operating activities increased during 1998 as compared to 1997 primarily due to reductions in inventory in the Musical Instruments and Electronic Assemblies segments. These decreases are the result of improvements in manufacturing methods and inventory management discussed further below. Inventory decreased approximately $3.2 million and $600,000 in the Musical Instruments and Electronic Assemblies segments, respectively, and increased slightly in the Data Communications and Audio Equipment segments. The Company does not expect that inventory levels will change significantly during 1999. Cash flows provided by operating activities declined during 1997 compared to 1996 primarily due to increased working capital requirements, particularly accounts receivable and inventory. These increases were due primarily to new product introductions and higher order volumes in most segments. The Company expects that approximately $2,000,000 will be required in 1999 to fund increases in working capital, primarily related to the growth of its subsidiary Eastern Research.
        Cash flows used in investing activities during 1998 were used to purchase approximately $925,000 in machinery and equipment to be used in the Musical Instruments and Electronic Assemblies segments including approximately $200,000 for hardware and software related to new information systems. The Data Communications segment used approximately $552,000 primarily related to computer, office and test equipment purchased to support the growth of Eastern Research. To continue Eastern Research's growth through 1999, the Company estimates that capital expenditures will approximate $1,500,000.
        During 1997 and 1996, cash flows from investing activities were used primarily to fund the purchase of treasury shares. Cash flows from investing activities were also used to fund the acquisition of Legacy Audio, Inc. in April, 1997. During 1997, the company increased its expenditures for property and equipment including approximately $700,000 additional automated equipment and building improvements to enhance its electronics manufacturing capabilities used in the musical instruments and electronic assemblies segments.
        During December 1998, the Company engaged an outside contractor to upgrade the air handling systems in the wood and metal finishing area of its Macungie, PA plant. This addition is being made to improve product quality for the Company's musical instruments and Legacy speaker cabinet production. The total cost of this project will be approximately $950,000 of which $177,000 has been paid through December 31, 1998.
        During 1997 the Company began implementing new information systems which will be in place by mid 1999. Through December 31, 1998 the Company has invested nearly $850,000 in software and computer equipment as part of this project. The Company has undertaken this implementation as part of a business improvement program initiated to up-grade production and product planning processes. It is anticipated that these improvements will provide long-term benefits in all areas of the Company.
        See Note 1 to the consolidated financial statements regarding new accounting standards.

     Results of Operations:

     Sales and Operating Income
        Consolidated net sales increased $4,617,991 (11%) during 1998 as compared to 1997 primarily due to increased sales in the Musical Instruments segment related to higher order volume and changes in product mix and from the Data Communications segment resulting from additional sales and marketing efforts initiated since the acquisition. In 1997, sales increased $3,632,956 (10%) as compared to 1996 primarily due to sales from the audio equipment segment which was acquired in April, 1997 and increased sales in the data communications segment.
                                           December 31,
                                 1998            1997            1996

        Net Sales
        Musical Instruments
         Domestic            $21,748,131     $18,918,509     $19,824,334
         Export                3,676,981       4,432,974       5,594,286
          Total               25,425,112      23,351,483      25,418,620
        Data Communications
         Domestic             11,036,926       6,933,787       6,229,961
         Export                1,261,029       2,103,734       1,417,636
          Total               12,297,955       9,037,521       7,647,597
        Electronic Assemblies
         Domestic              4,727,975       5,935,381       3,648,911
        Audio Equipment
         Domestic              2,422,507       1,812,138               0
         Export                   92,526         211,561               0
          Total                2,515,033       2,023,699               0

        Total                $44,966,075     $40,348,084     $36,715,128

        Income (Loss) from Operations
        Musical Instruments  $   795,773     $ 2,718,085     $ 3,634,901
        Data Communications   (3,397,020)     (1,069,165)       (349,785)
        Electronic Assemblies    326,609         631,521         520,602
        Audio Equipment           (9,846)        337,495               0
         Total               $(2,284,484)    $ 2,617,936     $ 3,805,718

       Musical Instruments Segment

           The 1998 increase in domestic sales reflects continuing customer acceptance of the Company's Renaissance product line. The 1998 order rate exceeded 1997 resulting in an increase in the order backlog at year end of approximately $1,400,000 when compared to 1997.
           The 1997 decrease in domestic sales reflects lower order rates during the early part of the year. New orders in the fourth quarter of 1997 were approximately $500,000 ahead of the same period in 1996. However, the product mix of these orders required production lead times beyond year end and increased the order backlog at year end by approximately $900,000 when compared to 1996.
           Export sales decreased in 1998 and 1997, primarily from changes in economic conditions in certain world markets, particularly Far East countries. Continuing economic troubles in foreign countries and foreign exchange rate fluctuations may affect future export sales.
           Gross profit margins on sales were 24.6%, 28.1% and 31.8% for the three years ended December 31, 1998. The decrease in the 1998 gross profit margin is primarily due to additional costs incurred as part of a business improvement program initiated to up-grade production and product planning processes. As part of this program the Company is implementing new information systems, the majority of which will be in place by mid 1999. The Company at the same time has been improving manufacturing methods and inventory management, which has resulted in a reduction in inventory of approximately $3,200,000 in this segment during 1998. During this process, and in reducing its work-in-process and finished goods inventories, the segment incurred approximately $1,100,000 in additional overheads and expenses related to unapplied labor and related overhead as it trained its work force.
           By the end of 1997, manufacturing improvements enabled the Company to stop organ production at its North Carolina facility leaving only subassembly production there, consolidating all organ production at the main manufacturing facility in Macungie, PA. The North Carolina plant's remaining production of subassemblies will be phased out in 1999. Increased capabilities at the Macungie, PA facility will allow the Company to meet demand for organs and electronic assemblies. It is anticipated that these business improvements programs will provide long-term benefits to the Company. The decrease in the 1997 gross profit margin is a result of start-up expenses of new organ models introduced in May, 1997, increases in overhead costs and lower sales over which to absorb fixed costs.
           Selling, administrative, and other expenses increased approximately $230,000 in 1998 due to increased selling costs associated with higher sales volume and implementation and training costs related to the new information systems. Selling, administrative and other expenses increased approximately $200,000 in 1997 as a result of marketing and advertising of new products.
           Research and development expenses increased approximately $147,000 and $40,000 in 1998 and 1997 respectively. These increases are primarily due to increases in personnel to continue new product development.

       Data Communications Segment

           Domestic sales in each of the last two years have increased as a result of additional sales and marketing efforts initiated since the acquisition. International sales for 1998 decreased primarily from changes in economic conditions in certain world markets, particularly Far East countries.
           The Company has significantly increased its investment in the sales and marketing effort at Eastern Research and will continue to do so in 1999. These additional efforts are focused on expanding channels of distribution and targeting markets for the Company's products. The segment is developing strategic relationships with customers to expand their channels of distribution. One such relationship, which Eastern Research has entered into in February 1999, is an OEM agreement to supply Lucent Technologies with its DACS product line. These relationships could provide additional sales volume in 1999. This segment will continue to invest in sales and marketing programs.
           Gross profit margins were 41% in 1998 compared to 46% in 1997, a result of competitive pressures on selling prices and variations in product mix. While Eastern Research's gross profit margins have increased during 1998, this increase was offset by lower gross profits at VIR Linear Switch due to lower sales volume. While the companies strive to maintain profit margins by developing products that offer more features, the industry is competitive which often results in pricing changes to obtain and maintain market share.
           Selling expenses increased approximately $2,000,000 and $500,000 in 1998 and 1997 respectively, reflecting the additional sales and marketing efforts. Selling expenses will continue to increase in the future as sales and marketing programs and personnel are added to further promote the segment's products and obtain additional market share.
           Administrative expenses increased approximately $518,000 and $550,000 in 1998 and 1997 respectively, resulting from additional management and support personnel added to promote and oversee the segment.
           Research and development expenses were $2,464,808, $1,799,665 and $1,972,167 for the years ended December 31, 1998, 1997 and 1996, respectively. The 1997 decrease is attributed to the combining of the research and development efforts of VIR, Inc. and Linear Switch Corporation. The segment is committed to new product development and support and expects these expenditures to continue to increase during 1999.

       Electronic Assemblies Segment

           Sales decreased $1,207,000 during 1998 from lower incoming orders. Sales increased during 1997 and 1996 from higher order volume from existing customers and orders received from several new customers.
           Gross profit margins were 13.6%, 14.5% and 20.0% for the three years ended December 31, 1998. The decrease is related to competitive pressures common in the industry and the segment's efforts to restructure operations along with the Musical Instruments segment.
           Selling, general and administrative expenses have increased approximately $86,000 in 1998 as compared to 1997. The segment continues its marketing efforts and has begun to diversify its customer base. The Company continues to improve its production capabilities to offer state of the art manufacturing services to its customers.

       Audio Equipment Segment

           Sales for the year ended December 31, 1998 increased approximately 7% when compared to 1997 on a pro forma basis. This increase is a result of greater awareness of the Company through both increased marketing and sales efforts, establishment of Dealer Audition Sites in several markets and positive product reviews in several industry publications during the year. The Company will continue to promote awareness of its products through increased marketing efforts.
           Gross  profit  margins were 39.6% and 49.7% for the  year  ended
       December   31,   1998  and  the  nine  month  period   ended   1997,
       respectively. This decrease is attributable to changes in distribution in certain areas from direct marketing to Dealer Audition Sites.
           Selling, general and administrative costs increased approximately $360,000 during 1998 as compared to 1997 resulting from increased sales and marketing efforts and additional administrative personnel added to support the company's growth.

       Other Income (Expense)

           The decrease in investment income during 1998 is due to lower invested balances, as well as gains on investments recognized in 1997 not recurring in 1998. The variations in investment income in 1997 and 1996 are primarily attributable to the yields available on short-term investments, realized gains, and the amounts of principal invested. The 1998, 1997, and 1996 amounts include
       $242,227,   $765,109   and  $287,982  of  realized   capital   gains
       respectively.
           Interest expense represents interest on the notes payable issued in connection with the acquisition of VIR, Inc. and Eastern Research, Inc.

       Income Taxes

           The increase in the effective tax rate related to the 1998 tax benefit is due to higher effective state tax rates applicable to the Data Communications segments which incurred losses during 1998. The decrease in the 1997 tax provision is attributable to a decrease in the estimated effective tax rate for the current and prior tax year resulting from a change in state revenue allocations.

       Factors that May Affect Operating Results

           The statements contained in this report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's marketing and product development strategy, statements regarding future production capacity. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinions only as of the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 1999. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.
           The Company has experienced and expects to continue to experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's and its customer's products, competitive pricing pressures, global currency valuations, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses and fluctuations in manufacturing yields. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.
           See Note 1 to the financial statements for information concerning the effects of changes in and new accounting standards and Year 2000 issues.


Item 8.   Financial Statements
            See Item 14 for index.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
            There were no reportable events as described in Item 304(b).

     KPMG

     4905 Tilghman Street
     Allentown, PA 18104



Independent Auditors' Report


The Board of Directors and Stockholders
Allen Organ Company:


We have audited the accompanying consolidated balance sheets of Allen Organ Company and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In  our  opinion, the consolidated financial statements referred  to  above present fairly, in all material respects, the consolidated financial position of Allen Organ Company and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG LLP




Allentown, PA
January 29, 1999

               CONCANNON, GALLAGHER, MILLER & COMPANY, P.C.
           CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS
Michael J. Gallagher, CPA
Michael R. Miller, CPA
William C. Mason, CPA
E. Barry Hetzel, CPA
Edward J. Quigley, Jr., CPA
John G. Estock, CPA
Howard D. Gneiding, CPA
Robert A. Oster, CPA
Robert E. Vitale, CPA
John F. Sharkey, Jr., CPA
Victor J. Meyer, CPA
David C. Gehringer, CPA
Gerard D. Stanus, CPA
Robert M. Caster, CPA
Anthony M. Bragano, CPA
Kenneth P. Harmony, Jr., CPA
                       INDEPENDENT AUDITORS' REPORT

The Board of Directors
 and Shareholders
Allen Organ Company

      We have audited the accompanying consolidated balance sheet of Allen Organ Company and Subsidiaries as of December 31, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allen Organ Company and Subsidiaries at December 31, 1996 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ CONCANNON, GALLAGHER, MILLER  AND COMPANY, P.C.

Allentown, PA
January 30, 1997

Member of AICPA Division for CPA Firms  SEC and Private Companies Practice
                                 Sections

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                     ASSETS                           1998        1997
CURRENT ASSETS
  Cash                                            $ 1,727,554  $ 1,020,348
  Investments including accrued interest           19,988,346   20,040,334
  Accounts receivable                               7,068,588    5,732,432
  Inventories                                      14,481,177   17,923,387
  Prepaid income taxes                                422,656      232,895
  Prepaid expenses                                    511,954      483,300
  Deferred income tax benefits                        306,812          --
     Total Current Assets                          44,507,087   45,432,696

PROPERTY, PLANT AND EQUIPMENT, NET                  9,911,637    9,515,012

OTHER ASSETS
  Prepaid pension costs                               642,609      795,107
  Inventory held for future service                 1,242,754    1,260,346
  Note receivable                                     659,886      203,557
  Cash value of life insurance                      1,400,334    1,122,495
  Goodwill, net                                     3,619,147    3,755,483
  Intangible and other assets, net                      6,499      477,308
     Total Other Assets                             7,571,229    7,614,296
     Total Assets                                 $61,989,953  $62,562,004

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $ 1,562,432  $   913,110
  Deferred income taxes                                 --          74,091
  Other accrued expenses                            1,422,285      692,282
  Customer deposits                                 1,527,429    1,308,001
     Total Current Liabilities                      4,512,146    2,987,484
NONCURRENT LIABILITIES
  Deferred liabilities                                280,504      721,264
     Total Liabilities                              4,792,650    3,708,748

MINORITY INTERESTS                                    288,607      321,424

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, par value $1 per share
  Authorized
     Class A Shares -   400,000 in 1998 and 1997
     Class B Shares - 3,600,000 in 1998 and 1997
  Issued
  Common stock    1998              1997
     Class A   127,232 shares;   127,232 shares       127,232      127,232
     Class B 1,410,761 shares; 1,410,761 shares     1,410,761    1,410,761
      Total Common Stock                            1,537,993    1,537,993
  Capital in excess of par value                   12,758,610   12,758,610
  Retained earnings                                54,448,760   55,725,180
  Accumulated other comprehensive income:
     Unrealized gain on investments, net              134,336      128,474
       Sub-total                                   68,879,699   70,150,257
  Less cost of common shares in treasury
     1998 - 43,120 Class A shares and
            324,052 Class B shares                (11,971,003)       --
     1997 - 43,120 Class A shares and
            314,155 Class B shares                       --    (11,618,425)
  Total Stockholders' Equity                       56,908,696   58,531,832
  Total Liabilities and Stockholders' Equity      $61,989,953  $62,562,004

          See accompanying notes to Consolidated Financial Statements.

              ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                                           Years Ended December 31,
                                         1998          1997         1996

NET SALES                             $44,966,075  $40,348,084  $36,715,128

COSTS AND EXPENSES
  Cost of sales                        31,870,469   26,785,916   23,789,872
  Selling, administrative and
   other expenses                      11,486,315    8,289,570    6,333,148
  Research and development              3,478,775    2,654,662    2,786,390
  Costs to close Rocky Mount plant        415,000          --           --
    Total Costs and Expenses           47,250,559   37,730,148   32,909,410

(LOSS) INCOME FROM OPERATIONS          (2,284,484)   2,617,936    3,805,718

OTHER INCOME (EXPENSE)
  Investment income                     1,223,699    2,114,722    2,025,024
  Other income, net                        12,925       14,443       24,621
  Interest expense                            --           --       (10,309)
  Minority interests in
   consolidated subsidiaries               61,958        6,041       55,822
    Total Other Income (Expense)        1,298,582    2,135,206    2,095,158

(LOSS) INCOME BEFORE TAXES               (985,902)   4,753,142    5,900,876

PROVISION FOR TAXES
  Current                                 (11,000)   1,296,000    2,087,000
  Deferred                               (646,000)     (55,000)     (52,000)
    Total Provision For Taxes            (657,000)   1,241,000    2,035,000

NET (LOSS) INCOME BEFORE
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE               $  (328,902) $ 3,512,142  $ 3,865,876

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE (net of
 income tax benefit of $183,000)         (287,809)         --           --

NET (LOSS) INCOME                     $  (616,711) $ 3,512,142  $ 3,865,876

OTHER COMPREHENSIVE INCOME, NET OF TAX
  Unrealized gains on investments:
   Unrealized gains arising
    during period                     $   162,874  $   525,168  $   166,334
   Less:  reclassified adjustment
    for gains included in income         (157,012)    (486,074)    (171,090)
Other comprehensive income                  5,862       39,094       (4,756)
COMPREHENSIVE (LOSS) INCOME           $  (610,849) $ 3,551,236  $ 3,861,120

BASIC AND DILUTED EARNINGS
 PER SHARE:
Net (loss) income before cumulative
  effect of change in accounting
  principle                           $     (0.28) $      2.79  $      2.88
Cumulative effect of change in
  accounting principle                      (0.24)          --           --

NET (LOSS) INCOME                     $     (0.52) $      2.79  $      2.88

          See accompanying notes to Consolidated Financial Statements.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Common Stock                   Capital
                                                                       in
                              Class A              Class B          Excess of
                           Shares    Amount    Shares    Amount     Par Value

Balance-December 31, 1995  128,104   $128,104  1,409,889 $1,409,889 $12,758,610

Balance-December 31, 1996  128,104   $128,104  1,409,889 $1,409,889 $12,758,610

Exchange Class A Shares
 for Class B Shares           (872)      (872)       872        872

Balance-December 31, 1997  127,232   $127,232  1,410,761 $1,410,761 $12,758,610

Balance-December 31, 1998  127,232   $127,232  1,410,761 $1,410,761 $12,758,610

                                         Accumulated
                                           Other
                             Retained   Comprehensive        Treasury Stock
                             Earnings      Income         Shares      Amount

Balance-December 31, 1995  $49,786,163   $ 94,136        174,955    $4,522,049
Net Income                   3,865,876
Reacquired Class B Shares                                 38,801     1,469,659
Change in unrealized gain on
 securities available
  for sale                                 (4,756)
Cash dividend paid
 ($.55 per share)             (736,983)

Balance-December 31, 1996  $52,915,056   $ 89,380        213,756    $5,991,708

Net Income                   3,512,142
Reacquired Class B Shares                                143,519     5,626,717
Change in unrealized gain on
 securities available
  for sale                                 39,094
Cash dividend paid
 ($.56 per share)             (702,018)

Balance-December 31, 1997  $55,725,180   $128,474        357,275    $11,618,425

Net Loss                      (616,711)
Reacquired Class B Shares                                  9,897        352,578
Change in unrealized gain on
 securities available
  for sale                                  5,862
Cash dividend paid
 ($.56 per share)             (659,709)

Balance-December 31, 1998  $54,448,760   $134,336        367,172    $11,971,003

       See accompanying notes to Consolidated Financial Statements.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Years Ended December 31,
                                             1998         1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) income                     $ (616,711)  $  3,512,142  $  3,865,876
 Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities
  Depreciation and amortization         1,478,379      1,114,639       815,277
  Minority interest in consolidated
   subsidiaries                           (61,958)        (6,041)      (55,822)
  Amortization of bond premiums               --             --          4,349
  Cumulative effect of change in
   accounting principle (excluding
    income tax effects)                   470,809            --            --
  Loss (Gain) on sale of property,
   plant and equipment                      8,153         (3,984)        5,692
  Gain on sale of investments            (242,227)      (765,110)     (287,982)
  Change in assets and liabilities (net
    of acquisition effects)
   Accounts receivable                 (1,336,156)      (914,493)     (386,440)
   Inventories                          3,459,802     (3,188,750)   (1,292,561)
   Prepaid income taxes                  (189,761)       164,509       459,226
   Prepaid expenses                       (28,654)      (328,631)      (39,349)
   Deferred income tax benefits          (306,812)           --            --
   Prepaid pension costs                  152,498         94,099       132,311
   Accounts payable                       649,322        498,632      (139,103)
   Other accrued expenses                 730,003        192,927    (1,518,438)
   Customer deposits                      219,428        546,262       298,720
   Deferred liabilities                  (514,851)       (32,217)      (59,500)
     Net Cash Provided by Operating
      Activities                        3,871,264        883,984     1,802,256
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash proceeds from sale of investments
  classified as available for sale      2,526,721     30,263,188    38,938,452
 Cash paid for purchase of investments
  classified as available for sale     (2,226,644)   (20,497,033)  (36,914,531)
 Increase in cash value of life
  insurance                              (277,839)      (264,278)     (228,736)
 Increase in note receivable             (456,329)       (40,409)      (40,562)
 Payment for acquisition, net of cash
  acquired                                    --      (1,512,000)          --
 Additions to intangible and other
  assets                                 (238,534)      (211,690)          --
 Purchase of minority stockholders'
  interest in subsidiary                      --             --        (20,000)
 Cash proceeds from sale of property,
  plant and equipment                      28,170          7,841        10,000
 Cash paid for purchase of property,
  plant and equipment                  (1,477,340)    (2,046,097)     (761,483)
     Net Cash (Used In) Provided by
      Investing Activities             (2,121,795)     5,699,522       983,140
CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends paid in cash                  (659,709)      (702,018)     (736,983)
 Reacquired Class B common shares        (352,578)    (5,626,717)   (1,469,659)
 Subsidiary company stock reacquired
  from minority stockholders              (29,976)       (15,625)       (3,572)
 Subsidiary company stock issued to
  minority stockholders                       --             --          9,920
     Net Cash Used in
      Financing Activities             (1,042,263)    (6,344,360)   (2,200,294)
NET INCREASE IN CASH                      707,206        239,146       585,102

CASH, JANUARY 1                         1,020,348        781,202       196,100

CASH, DECEMBER 31                      $1,727,554   $  1,020,348  $    781,202

           SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

  Cash paid for income taxes           $  167,050   $  1,758,833  $  1,793,338
  Cash paid for interest               $     --     $        --   $     53,322

   SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES Purchase price adjustment
  of August 1,1995 acquisition         $     --     $        --   $    630,885
 Decrease of accrued liability to
  purchase inventory                         --              --      1,735,000
 Decrease in long term debt                  --              --         86,641
 Decrease in minority interest               --              --       (630,885)
 Decrease in inventory                       --              --       (864,291)
 Decrease in intangible assets
 (Goodwill)                                  --              --       (957,350)
 Increase in current accrued
  liabilities                          $     --     $        --    $       --


       See accompanying notes to Consolidated Financial Statements.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 Significant Accounting Policies
     Background:
        Allen Organ Company and Subsidiaries operate in four industry segments: musical instruments, data communications, electronic assemblies, and audio
     equipment.   See  note  15  for additional information  on  the  operating activities of each segment.

     Principles of Consolidation:
        The consolidated financial statements include the accounts of the Allen Organ Company and the following subsidiaries. All material intercompany transactions have been eliminated.
            Subsidiary Name               Ownership %
         Allen Diversified, Inc.           100.00%
         Rocky Mount Instruments, Inc.     100.00%
         Allen Organ International, Inc.   100.00%
         VIR, Inc.                          98.59%
         Eastern Research, Inc.             92.52%
         Linear Switch Corporation          92.20%
         Legacy Audio, Inc.                 75.00%
        In December 1998 the Company established Allen Diversified, Inc. to hold and manage the Company's investments in its subsidiaries.

     Reclassifications:
        Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

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

     Investments:
        The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date.

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

     Goodwill and Intangibles:
        Goodwill represents the excess of cost over the net assets of acquired subsidiaries. Goodwill is amortized on a straight-line basis over various periods from 3 - 20 years and is presented net of accumulated amortization of $782,850 and $348,862 at December 31, 1998 and 1997 respectively. The carrying value of goodwill for each business is continually reviewed to
     assess  its  recoverability  from  future  operations  of  the   acquired
     subsidiaries, based on future cash flows (undiscounted) expected to be generated by such operations. Any impairment in value indicated by the assessment would be charged against current operations.
        During 1997 the Company re-evaluated the useful life of goodwill acquired through business acquisitions and began amortizing the goodwill
     associated  with  acquisitions  over  useful  lives  of  3  - 20   years.
     Previously, goodwill was being amortized over 40 years. This change in the estimated life of the goodwill had the effect of decreasing net income for 1997 by approximately $60,000 ($0.05 per share).
        Intangible assets consisted of organization costs (presented net of accumulated amortization of $134,225 at December 31, 1997) which are stated at cost and amortized using the straight-line method over ten years. Inaccordance with the AICPA Accounting Standards Executive Committee Statement of Position, 98-5, Reporting on the Costs of Start-up Activities, the net book value of these organizational costs was expensed in 1998, as acumulative effect of a change in accounting principle.

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

     Year 2000:
        The Year 2000 issue relates to the ability of computer systems, microprocessors and other electronic devices to deal appropriately with dates on or after January 1, 2000. The effect of the Year 2000 issue may include computer failures and business interruption.
        The Company has taken action to make its systems, products and infrastructure Year 2000 compliant. The Company began work several years ago to prepare its products and its financial information and other computer-based systems for the Year 2000, including replacing and/or updating existing systems. Internally the Company is in the process of implementing new, Year 2000 compliant, information systems that are expected to be in place by mid 1999. Externally, the Company has surveyed its suppliers, financial institutions, and other organizations that may impact the Company's operation to assess their level of Year 2000 compliance. The Company will continue to monitor its Year 2000 compliance program, address any material issues and develop contingency plans, as it deems appropriate. While the Company has and will take steps to address material Year 2000 issues, the failure to identify or correct a material internal or external Year 2000 problem could result in an interruption in the Company's business operations.
        While these Year 2000 efforts will involve additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial condition.

     Change in Accounting Policies:
        Effective January 1, 1998, the Company adopted the AICPA Accounting Standards Executive Committee Statement of Position, 98-5, Reporting on the Costs of Start-up Activities, (SOP 98-5). In accordance with SOP 98-5, costs associated with start-up activities, including organizational costs, should be expensed as incurred. The effect of the change resulted in a decrease to net income of $287,809 (net of taxes of $183,000). These amounts were a result of unamortized organizational costs associated with the acquisitions of the Data Communications and Audio Equipment segments.
        During 1998, the Company also adopted the following new Statements issued by the Financial Accounting Standards Board. These Statements did not have a material effect on the Company's financial Statements.
           SFAS 130, Reporting Comprehensive Income - establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.
           SFAS 131, Disclosures about Segments of an Enterprise and Related Information - establishes standards for reporting selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services.
           SFAS 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits - revises disclosures about pensions and other post retirement benefit plans.

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
                                          Years Ended December 31,
                                             1997        1996
       Pro forma Net Sales               $40,809,887  $38,681,238
       Pro forma Net Income                3,490,772    3,889,960
       Pro forma Net Income Per Share          $2.77        $2.90

NOTE 3 Plant Closing
        In October 1998 the Company announced plans to permanently close its manufacturing plant in Rocky Mount, NC. Rocky Mount Instruments, Inc.
     (RMI) manufactured small organs and sub-assemblies for the Company's Musical Instruments segment. The Company expects to terminate a total of 60 people by June 30, 1999. 28 employees had been terminated as of December 31, 1998. The Company estimates the termination costs (including employee severance and benefits) related to this closure to total approximately $415,000, which is included in the operating results for the year ended December 31, 1998. $110,569 of termination costs were paid as of December 31, 1998, the balance of $304,431 is included in other accrued expenses at December 31, 1998. The Company does not expect to incur losses on the disposition of the plant assets.

NOTE 4 Investments
        The cost and fair value of investments in debt and equity securities are as follows:


                                               Gross       Gross
                                  Amortized  Unrealized  Unrealized      Fair
                                    Cost       Gains       Losses        Value

      December 31, 1998
      Available for sale
       Equity securities        $   181,473  $     42   $  139,696  $    41,819
       Mutual Funds
        Short Term Gov't Funds   10,331,781   135,266          --    10,467,047
        Municipal Bond Funds      6,066,165   112,575          --     6,178,740
        Equity Funds              2,779,074   118,495       14,829    2,882,740
       U.S. Treasury Bills          418,000       --           --       418,000
      Totals                    $19,776,493  $366,378   $  154,525  $19,988,346

      December 31, 1997
      Available for sale
       Equity securities        $   215,354  $     82   $   69,663  $   145,773
       Mutual Funds
        Short Term Gov't Funds   10,268,613      --            --    10,268,613
        Municipal  Bond Funds     5,725,690   111,096          --     5,836,786
        Equity Funds              2,071,521   169,121        7,480    2,233,162
       U.S. Treasury Bills        1,556,000      --            --     1,556,000
      Totals                    $19,837,178  $280,299   $   77,143  $20,040,334

        Marketable debt securities have an average contractual maturity of approximately 1 year or less.
        Realized gains and losses are determined based on the original cost of these investments using a first-in, first-out method. During 1998, 1997 and 1996, sales proceeds and gross realized gains and losses on securities classified as available for sales were:

                                  1998           1997           1996

     Sales proceeds           $2,526,721     $30,263,188    $38,938,452

     Gross realized losses    $      --      $    44,448    $     9,100

     Gross realized gains     $  242,227     $   809,558    $   297,082

        The change in net unrealized holding gains (losses) on securities available for sale in the amount of $8,697, $53,746, and $(9,046) net of deferred tax expense (benefits) of $2,835, $14,650, and $(4,290) has been included in other comprehensive income in stockholders' equity for the years ended December 31, 1998, 1997, and 1996, respectively.

NOTE 5 Inventories
                                                 December 31,
                                              1998        1997
           Finished goods                 $ 2,631,290    $ 2,046,835
           Work in process                  4,932,978      7,343,590
           Raw materials                    6,916,909      8,532,962
            Totals                        $14,481,177    $17,923,387

           The Company maintains an inventory of various parts to be used to service musical instruments as future needs arise. This inventory, $1,242,754 and $1,260,346 at December 31, 1998 and 1997, respectively, is reported as a noncurrent asset.

NOTE 6 Property, Plant and Equipment
                                                                     Estimated
                                                 December 31,          Useful
                                              1998         1997        Lives
        Land and improvements             $ 2,445,579  $2,445,579    10 yrs
        Buildings and improvements          8,250,158   8,100,068    10-40 yrs
        Machinery and equipment             8,385,676   7,751,766     5-10 yrs
        Office furniture and equipment      2,109,192   1,545,262     3-8 yrs
        Vehicles                              224,632     241,869     4 yrs
         Sub-total                         21,415,237  20,084,544
        Less accumulated depreciation      11,503,600  10,569,532
         Property, plant and equipment net
          of accumulated deprecitation    $ 9,911,637  $9,515,012

           Depreciation expense charged to operations was $1,044,393, $836,769 and $676,775 in 1998, and 1997 and 1996 respectively.

NOTE 7 Note Receivable
           The Company has entered into two Split-Dollar Life Insurance agreements with its President who is the insured and owner of the policies. The policy owner shall pay the portion of the premiums equal to the value of the economic benefit determined in accordance with applicable IRS Revenue Rulings. The Company shall pay the balance of the net premiums which shall approximate $450,000 annually.
           The agreements provide that the Company shall be entitled to recover the amount of premiums paid out of the built up cash value upon termination of the agreement or out of the proceeds upon the death of the insured. As security for repayment the Company is a collateral assignee of the policy to the extent of any such unreimbursed premiums. The Company is also secured by the personal obligation of its President. The note receivable exceeds the cash surrender value of these policies by approximately $340,000 at December 31, 1998.

NOTE 8 Income Taxes
           The provision for income taxes consists of the following:
                     1998                    1997                1996
            Currently               Currently              Currently
             Payable    Deferred     Payable    Deferred   Payable    Deferred

Federal    $(151,000)  $(420,000)  $1,270,000  $  73,000  $1,620,000   $59,000
State        125,000    (394,000)      26,000   (128,000)    467,000  (111,000)
 Total     $ (26,000)  $(814,000)  $1,296,000  $ (55,000) $2,087,000  $(52,000)


          The total 1998 tax benefit of $840,000 is included in current and deferred taxes on income and in the tax effect of the cumulative effect of change in accounting principle on the consolidated statements of income.

          A   reconciliation  of  the  provision  for  income  taxes  with  the statutory rate follows:
                                1998             1997                1996
Statutory provision for
 federal income tax     $(516,000) 34.0%  $1,614,000  34.0%   $1,987,000  34.0%
State taxes, net of
 federal tax benefits    (177,000) 11.7       81,000   1.6       235,000   4.0
Tax credits                    --   --       (60,000) (1.3)      (60,000) (1.0)
Tax-exempt income         (97,000)  6.4     (110,000) (2.3)      (65,000) (1.1)
Exempt income of foreign
 sales corporation        (61,000)  4.0     (101,000) (2.1)     (104,000) (1.8)
Other items, net           11,000  (0.7)     (38,000) (0.8)      (42,000) (0.7)
Effect of change in
 prior year's state tax
 revenue allocations           --   --      (229,000) (4.8)          --     --
Effect of change in
 state valuation allowance
 of deferred tax asset         --   --        84,000   1.8           --     --
  Total                 $(840,000) 55.4%  $1,241,000  26.1%   $2,035,000  34.8%

          The following temporary differences give rise to the net deferred tax liability at December 31, 1998 and 1997.
                                                       1998            1997
    Deferred Tax Liabilities
     Excess of tax depreciation/amortization
      over book depreciation/amortization         $  (359,778)    $  (533,989)
     Excess of pension expense for tax
      purposes over book                             (224,910)       (288,801)
     Unrealized gain not recognized
      for tax purposes                                (74,522)        (74,091)
       Total Deferred Tax Liabilities                (659,210)       (896,881)
    Deferred Tax Assets
     Deferred compensation not recognized
      for tax purposes                                 16,856          20,211
     State net operating loss carry forwards          383,516         185,716
     Accrued expenses to close Rocky Mount plant      112,652            --
     Reserve for Bad Debts                             70,702          11,383
     Inventory Reserve                                243,709          23,633
      Sub-total                                       827,435         240,943
    Valuation Allowance                               (94,000)        (84,000)
       Total Deferred Tax Assets                      733,435         156,943
        Net Deferred Tax Asset (Liability)        $    74,225     $  (739,938)

          Deferred taxes are included in the company's financial statements as follows:
                                                       1998            1997
    Current deferred tax asset (liability)        $   306,812     $   (74,091)
    Non-current deferred tax liability               (232,587)       (665,847)
     Net deferred tax asset (liability)           $    74,225     $  (739,938)

          The Company has available at December 31, 1998, approximately $6,400,000 of unused state net operating loss carry forwards that may be applied against future taxable income and that expire in various years from 2002 to 2008.
          At December 31, 1998 and 1997 the Company recorded a valuation allowance of $94,000 and $84,000, respectively against the deferred tax assets relating to uncertainty of realizing state net operating loss carry forwards.

NOTE 9 Other Accrued Expenses
                                                        December 31,
                                                    1998          1997
             Accrued salaries and commissions   $  552,099    $  385,176
             Accrued plant closing costs           304,431           --
             Other                                 565,756       307,106
              Total                             $1,422,286    $  692,282

NOTE 10    Commitments and Contingencies
          As of December 31, 1998, the Company is contingently liable for a maximum amount of approximately $1,821,332 in connection with the financing arrangements of certain customers.
          Under the terms of an agreement with the wife of the late Chairman and principal shareholder, the Company may be required to purchase within eight months of her death, at the option of her personal representative, an amount of Class B Common Shares then owned by her or includable in her estate for Federal Estate Tax purposes sufficient to pay estate taxes and costs, subject to the limitations of Section 303 of the Internal Revenue Code. At December 31, 1998, the shareholder owned or would have includable in her estate 261,072 shares of Class B Common Stock. The Company has purchased life insurance on the life of the shareholder with a face value of $6,000,000. Management believes that the insurance proceeds would be sufficient to substantially fund this possible future commitment and that any excess would not have a material effect on the financial condition of the Company.
          During December 1998, the Company engaged an outside contractor to upgrade the air handling systems in the wood and metal finishing area of its Macungie, PA plant. This addition is being made to improve product quality for the Company's musical instruments and Legacy speaker cabinet production. The total cost of this project will be approximately $950,000 of which $177,000 has been paid through December 31, 1998.
          In connection with the purchase of VIR, Eastern Research and Linear Switch, the Company agreed to pay a contingent purchase price equal to 4.5% of the sales of these Companies in excess of $7,000,000 per year through December 2000. The total contingent payment for 1998, 1997 and 1996 amounted to $238,535, $92,432 and $29,142, respectively. The agreement provides that the total of the contingent payments shall not exceed $2,000,000.
          The Company's data communications segment leases its offices and production facility under non-cancelable operating leases which expire at various dates through February, 2001. These leases include renewal options for periods ranging from two to fifteen years with increases of lease payments based on changes in the Consumer Price Index. Rent expense was $230,447, $179,765 and $169,493 for 1998, 1997 and 1996, respectively.
    Minimum annual rent payments for the operating leases are as follows:

            1999                     $ 236,320
            2000                       199,220
            2001                        24,220
             Total                   $ 459,760

NOTE 11   Retirement Plans
          The Company sponsors two noncontributory defined benefit pension plans which cover substantially all of its employees. Salaried plan benefits are generally based on the employee's years of service and compensation levels. Hourly plan benefits are based on various monthly amounts for each year of credited service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time. Plan assets are comprised principally of cash equivalents, U.S. Government obligations, fixed income securities, and equity securities.
          Following are reconciliations of the pension benefit obligation and the value of plan assets:

                                          1998            1997          1996
   Pension benefit obligation
      Balance, beginning of year      $13,222,392    $13,252,456   $12,450,935
      Service cost                        310,909        299,166       282,303
      Interest cost                       983,147        953,842       952,301
      Benefits paid to participants      (792,052)      (757,090)     (815,577)
      Gain (loss) on updated
       data/assumptions                 1,198,922       (525,982)      382,494
        Balance, end of year          $14,923,318    $13,222,392   $13,252,456

   Plan assets
      Fair value, beginning of year   $14,764,799    $13,641,779   $12,788,615
      Actual investment returns         1,639,203      1,750,515     1,544,571
      Company contributions                  --          129,595       124,170
      Benefits paid to participants      (792,052)      (757,090)     (815,577)
        Fair value, end of year       $15,611,950    $14,764,799   $13,641,779

           The Funded status of the plans were as follows:
                                                      December 31,
                                          1998            1997          1996
   Excess of the value of plan assets
    over the benefit obligation       $   688,632    $ 1,542,407   $  389,323
   Unrecognized prior service cost        147,313        221,303      295,293
   Unrecognized net transition
    liability (asset)                    (216,028)      (288,036)    (360,044)
   Unrecognized net actuarial loss         22,692       (680,567)     564,634
    Prepaid benefit cost              $   642,609    $   795,107   $  889,206

           The following weighted-average rates were used:

   Discount rate on the benefit obligation  6.75%           7.5%        7.5%
   Rate of return on plan assets             8.0%           8.0%        8.0%
   Rate of long-term compensation increase   6.0%           6.5%        7.0%


           Pension expense is comprised as follows:
                                          1998            1997          1996

   Service cost                       $   310,909     $  299,166   $  282,303
   Interest cost                          983,147        953,842      952,301
   Expected return on plan assets      (1,143,540)    (1,031,296)    (989,618)
   Amortization of net loss from
    prior periods                             --             --         9,513
   Amortization of unrecognized prior
    service cost                           73,990         73,990       73,990
   Amortization of transition asset       (72,008)       (72,008)     (72,008)
    Net Pension Cost                  $   152,498      $ 223,694   $  256,481

          The foregoing net amounts regarding the pension benefit obligation and the value of plan assets are based on a combination of both overfunded and underfunded plans. The aggregate amounts relating to underfunded plans are as follows:

                                                    December 31,
                                          1998            1997          1996
   Projected benefit obligation       $ 7,798,136      $   --      $7,068,885
   Accumulated benefit obligation       6,708,396          --       5,645,393
   Fair value of plan assets            7,707,085          --       6,663,437


          The  Company  provides  a  401(k) deferred  compensation  and  profit sharing plan for the benefit of eligible employees. The plan allows eligible employees to defer a portion of their annual compensation, pursuant to Section 401(k) of the Internal Revenue Code. Company profit-sharing contributions to the plan are discretionary as determined by the Company's board of directors. The Company contributions were $112,981, $147,160 and $139,732 to the plans in 1998, 1997 and 1996 respectively.

NOTE 12   Deferred Liabilities
                                                 December 31,
                                              1998        1997
           Deferred compensation expense   $  47,917    $  55,417
           Deferred income taxes             232,587      665,847
            Total                          $ 280,504    $ 721,264

NOTE 13   Earnings Per Share
          Earnings per share were computed using 1,178,064 shares in 1998, 1,258,966 shares in 1997, and 1,340,047 shares in 1996, the weighted average number of shares outstanding during each year. The Company does not have any dilutive equity instruments.

NOTE 14   Export Sales
          In 1998, 1997 and 1996, net sales by the musical instruments segment include export sales, principally to Canada, Europe and the Far East of $3,676,981, $4,432,974, and $5,594,286, respectively. Net sales by the data communications segment include export sales principally to Europe and the Far East of $1,261,029 for 1998, $2,103,734 for 1997, and
      $1,417,636 for 1996. Net sales by audio equipment segment include export sales principally to Europe and the Far East of $92,526 for 1998 and $211,561 for the nine months ended December 31, 1997.

NOTE 15   Industry Segment Information
          The Company's operations are classified into four industry segments: musical instruments, data communications, electronic assemblies, and audio equipment. The musical instruments segment is comprised of operations principally involved in the design, manufacture, sale and distribution of electronic keyboard musical instruments, primarily digital computer organs and related accessories. Musical instruments are sold primarily to retail distributors worldwide.
          The data communications segment is involved in the design, manufacture, sale and distribution of data communications equipment. Data communications products are sold primarily to wholesale and retail distributors worldwide and under OEM agreements with several of its customers.
          The electronic assemblies segment is involved in the manufacture, sale and distribution of electronic assemblies for outside customers used primarily as control devices and other circuitry in their products. Subcontract assembly services are provided primarily to industrial concerns in Pennsylvania and New Jersey.
          The  audio  equipment  segment began in  1997  with  the  acquisition discussed in Note 2. The segment is involved in the design, manufacture, sale and distribution of high quality speaker cabinets and related equipment for hi-fi stereo and home theater applications. The segment's products are sold worldwide directly to individual customers for home use with a lesser percentage distributed through dealer audition sites.

          Following  is a summary of segmented information for 1998,  1997  and
      1996.
                                                    December 31,
                                           1998         1997          1996
   Net Sales to Unaffiliated Customers
    Musical instruments               $25,425,112    $23,351,483   $25,418,620
    Data communications                12,297,955      9,037,521     7,647,597
    Electronic assemblies               4,727,975      5,935,381     3,648,911
    Audio equipment                     2,515,033      2,023,699             0
     Total                            $44,966,075    $40,348,084   $36,715,128

   Intersegment Sales
    Musical Instruments               $   136,123    $     5,252   $         0
    Data Communications                       594         84,939       125,288
    Electronic Assemblies                 495,266        938,479       296,132
    Audio Equipment                       148,573         52,244             0
     Total                            $   780,556    $ 1,080,914   $   421,420

   Income (Loss) from Operations
    Musical instruments               $   795,773    $ 2,718,085   $ 3,634,901
    Data communications                (3,397,020)    (1,069,165)     (349,785)
    Electronic assemblies                 326,609        631,521       520,602
    Audio equipment                        (9,846)       337,495             0
     Total                            $(2,284,484)   $ 2,617,936   $ 3,805,718

   Identifiable Assets
    Musical instruments               $19,777,418    $22,669,782   $20,790,307
    Data communications                11,532,523     10,294,411     8,937,839
    Electronic assemblies               3,501,492      4,422,908     2,600,627
    Audio equipment                     2,259,185      2,153,922             0
     Sub-total                         37,070,618     39,541,023    32,328,773
    General corporate assets           24,919,335     23,020,981    31,637,873
     Total                            $61,989,953    $62,562,004   $63,966,646

   Capital Expenditures
    Musical instruments               $   926,718    $ 1,574,743   $   530,624
    Data communications                   542,030        386,308       230,859
    Audio equipment                         8,592         85,046             0
      Total                           $ 1,477,340    $ 2,046,097   $   761,483

   Depreciation and Amortization
    Musical instruments               $   786,582    $   657,686   $   580,090
    Data communications                   618,380        392,108       235,187
    Audio equipment                        73,417         64,845             0
     Total                            $ 1,478,379    $ 1,114,639   $   815,277

          Intersegment sales are generally priced at cost plus a percentage mark-up, and are generally thought to be marginally less than prices which would be charged for the same product to unaffiliated customers. Intersegment sales are excluded from net sales reported in the accompanying consolidated income statements. Identifiable assets by segment are those assets that are used in the Company's operations within that segment. General corporate assets consist principally of cash and short-term investments.
          The electronic assemblies segment derived 68% of its revenues from three customers in 1998, and 55% and 85% of its revenues from one customer in 1997 and 1996 respectively. The data communications segment derived 13%, 12% and 14% of its revenue from one customer in 1998, 1997 and 1996, respectively. The Company's musical instrument and audio equipment segments are not dependent on any single customer.

NOTE 16   Investment Income

                                                    December 31,
                                           1998         1997        1996

       Interest Income                  $  887,338  $1,198,362   $1,382,301
       Dividend Income                      94,134     151,250      354,741
       Gain on Sale of Investments         242,227     765,110      287,982
        Total                           $1,223,699  $2,114,722   $2,025,024

NOTE 17   Stock Option Plans
          During 1997, VIR, Inc. (VIR) and Eastern Research, Inc. (ERI) established employee stock-based compensation plans to assist them in attracting and retaining personnel. The maximum number of these subsidiaries' shares that may be issued under the plans approximates a 15% interest in each of the respective companies. Options are issued at estimated fair market value. The maximum term of the options is 6 years, and they generally vest equally over 4 years.
          As  of  December  31,  1997, total options issued  for  VIR  and  ERI
      represent   10%   and   11%,  respectively,  of  the   shares   currently
      outstanding. Vested options consist of 2% and 3% of the currently outstanding shares of VIR and ERI, respectively.
          No compensation expense was recognized for these plans in 1998 and 1997. Had compensation cost been determined pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been:

                                     1998        1997
           Net (loss) income     $(686,811)   $3,431,897
           Earnings per share       $(0.58)        $2.73

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.

                 (a)            Identification of Directors
                                                               Time Period
                              Date Term                         Position
Name                           Expires       Age  Position         Held

Steven Markowitz             Next Annual     45   Director     Since 1980
                           Meeting in 1999
Eugene Moroz                 Next Annual     75   Director     Since 1968
                           Meeting in 1999
Leonard W. Helfrich (1)      Next Annual     69   Director     1964-1968 and
                           Meeting in 1999                     1972 to present
Orville G. Hawk (1)          Next Annual     81   Director     Since 1989
                           Meeting in 1999
Albert F. Schuster (1)       Next Annual     79   Director     Since 1989
                           Meeting in 1999
Martha Markowitz             Next Annual     77   Director     Since 1991
                           Meeting in 1999
Jeffrey L. Schucker (1)      Next Annual     44   Director     Since July 1996
                           Meeting in 1999
Ernest Choquette             Next Annual     45   Director     Since April 1998
                           Meeting in 1999

   (1)  Audit Committee member.

           (b)  Identification of Executive Officers.
                                                                  Time Period
                            Date Term                              Position
Name                        Expires       Age  Position            Held
Steven Markowitz          Next Annual     45   President           1990 to
                        Meeting in 1999                            present
Leonard W. Helfrich       Next Annual     69   Vice President,     1958 - 1968
                        Meeting in 1999        Secretary           and 1971 to
                                                                    present
Barry J. Holben           Next Annual     46   Vice President      October 1995
                        Meeting in 1999                            to present
Dwight A. Beacham         Next Annual     52   Vice President      October 1995
                        Meeting in 1999                            to present
Nathan S. Eckhart         Next Annual     35   Treasurer,          May 1996
                        Meeting in 1999        Assistant Secretary to present


           (c)  Identification of Certain Significant Employees.

                       Not required to be answered.

           (d)  Family Relationships.

                        Except  for Martha Markowitz and Steven  Markowitz,
                  who are mother and son, there is no family relationship between any officers or directors of the Company.

           (e)  Business Experience.

                 (1)   Steven Markowitz, , Leonard W.  Helfrich
                 and  Dwight  Beacham,  have been  employees  of  the
                 Company  in  executive capacities for at  least  the
                 last five years.
                       Mr.  Holben  has  been  employed  by  the
                 Company since 1989, spending two years in product development and then serving in various sales capacities.
                       Mr.  Eckhart  has been  employed  by  the
                 Company since 1993, previously serving as Controller. Prior to that time he was a manager for a public accounting firm.
                       Mr. Moroz was employed by the Company for
                 over 50 years, having last held the position of Vice President. He retired from active employment in May 1998 and continues to serve on the Board of Directors.
                       Mr.  Hawk who has been retired more  than
                 five (5) years was formerly Chairman of the Board and President of First National Bank of Allentown.
                       Mr. Schuster is a church director of music
                 and prior to his retirement more than five (5) years
                 ago was a supervisor at Bethlehem Steel Corporation.
                       Mr.  Schucker is currently  President  of
                 Middle  Market Capital Advisors, L.L.C. and formerly
                 a Vice President of Meridian Capital Markets.
                       Mr. Choquette has been a member of the law
                 firm of Stevens & Lee, Reading PA, for almost 20 years and currently serves as Co-Chairman of their Corporate Group.
                       Mrs.  Markowitz  is the widow  of  Jerome
                 Markowitz, the Company's founder, and represents the family interests.

           (f)    Involvement  in  Certain  Legal   Proceedings   by
                  Directors or Officers.

                       None.

           (g)  Compliance with Section 16(a) of the Exchange Act.

                       No transaction required to be reported.

Item 11.    Executive Compensation.
                 Deleted paragraphs and/or columns are not required to be answered.

             (b)  SUMMARY COMPENSATION TABLE:
                                       Annual Compensation        All Other
                                       Salary      Bonus        Compensation  *
Name and Principal Position       Year    $          $                $

Steven A. Markowitz, President   1998   105,115    17,000           35,558
  (Chief Executive Officer)      1997   100,090    18,598           30,650
                                 1996    96,547    22,865           30,766

Leonard W. Helfrich,             1998    95,065    16,000
  Vice President - Finance       1997    93,624    17,402
  (Secretary)                    1996    88,113    21,385

*Value of Split Dollar Life Insurance. See Note 7 to the accompanying consolidated financial statements for additional information on this arrangement.

             (f)  Defined Benefit or Actuarial Plan Disclosure.

                   Estimated Annual Benefit obtained from 1998 Actuarial Valuation Report:

                   Steven A. Markowitz     $57,354   Age 45. (1)
                   Leonard W. Helfrich     $39,817   Age 69. (2)


            (1) Amount shown is calculated from prior compensation to date and estimated compensation to normal retirement age (65).
            (2) Amount shown is calculated from prior compensation to current age.

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

             (h) Employment Contracts and Termination of Employment and Change in Control Arrangements:

                      There are no employment contracts between the Company
                  and any of the Company's Executive Officers. The Company has discontinued the Executive Incentive Plan adopted October 24, 1996. The Company is presently evaluating
                  its executive compensation   plans   with assistance  from
                  outside consultants and will implement appropriate plans during 1999.

             (j) Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions:

                  (1)  Leonard   W. Helfrich, Vice President, Secretary,
                       and Director of the Company, is the sole member of the Compensation Committee of the Board of Directors whose function is to set the compensation of the President. Thecompensation of all other employees is set by or at the direction of the President.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

             (a) Voting securities of the registrant owned of record or beneficially by each person who owns of record, or is known by the registrant to own beneficially, more than 5 percent of any class of such securities. Class A Common Shares constitute the only securities with voting rights. Information as of February 28, 1998.
                                          Amount and
                                          Nature of
            Names and           Title of  Beneficial   % of
            Addresses             Class   Ownership    Class
            Jerome Markowitz        A     81,531       97.06%
            Trust (2)                     (1)
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

             (b) Each class of equity securities of the registrant or any of its parents or subsidiaries, other than directors' qualifying shares, beneficially owned directly or indirectly by all directors naming them and directors and officers of the registrant, as a group, without naming them. Information as of December 31, 1998.

                                                         Percent    Percent
                                        Nature of          of         of
                 Class     Class        Beneficial       Class      Class
Directors          A         B          Ownership          A          B

Steven Markowitz    58                  (1) (3)          .07 %
                           13,562       (1) (3)                     1.25%
                81,531*                 (2) (4)        97.06 %
                          242,016*      (2) (4)                    22.27%

Eugene Moroz                6,290       (1) (3) as
                                        to 6,290
                            6,000       (2) (4) as
                                        to 6,000                    1.13%

Leonard W. Helfrich           278       (2) (4)                      .03%

Orville G. Hawk                50       (2) (4)                     .005%

Martha Markowitz           19,056       (1) (3)                     1.75%
                81,531*                 (2) (4)        97.06 %
                          242,016*      (2) (4)                    22.27%


                                                         Percent    Percent
All Directors                                              of         of
and Officers     Class     Class                         Class      Class
as a Group         A         B                             A          B

     7          81,589**  287,252**                     97.13%**   26.43%


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

Item 13.    Certain Relationships and Related Transactions

            See Note 10 to Financial Statements, concerning an agreement between the Company and Martha Markowitz, a Director of the Company.

                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)  (1)  Financial Statements

                 The following consolidated financial statements of Allen Organ Company and its subsidiaries are included in
                 Part II, Item 8:

                 Independent Auditors' Reports.

                 Consolidated Balance Sheets as of December 31,  1998
                 and 1997.

                 Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996.

                 Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996.

                 Consolidated Statements of cash flows for the years ended December 31, 1998, 1997, and 1996.

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

            (a)  (3) Exhibits
                      Exhibit No.    Description
                      2(4)      Plan of acquisition
                      3.1(1)    Articles of Incorporation as amended
                      3.2(2)    Bylaws, as amended
                      10.2(3)   Agreement of Amendment between the Company
                                and Martha Markowitz
                      21        Subsidiaries of the registrant

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


            (b) Reports on Form 8-K. None filed during fourth quarter of 1998.



SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ALLEN ORGAN COMPANY



Date:   March 17, 1999                                 /s/ STEVEN A. MARKOWITZ
                                                       Steven A. Markowitz
                                                       Chief Executive Officer,
                                                       President and Director


Date:   March 17, 1999                                 /s/ LEONARD W. HELFRICH
                                                       Leonard W. Helfrich
                                                       Vice President-Finance,
                                                       and Director, Chief
                                                       Financial and Principal
                                                       Accounting Officer


Date:   March 17, 1999                                 /s/ MARTHA MARKOWITZ
                                                       Martha Markowitz
                                                       Director

Date:   March 17, 1999                                 /s/ JEFFREY L. SCHUCKER
                                                       Jeffrey L. Schucker
                                                       Director