Form 10-Q
period 1999-03-31
ALLEN ORGAN CO
filed 1999-05-10
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended March 31, 1999

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

                         Yes    X        No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 1999:

                    Class A - Voting           84,002  shares
                    Class B - Non-voting    1,086,709  shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements

          Consolidated Condensed Statements of Income for the three months ended March 31, 1999 and 1998

          Consolidated Condensed Balance Sheets at March 31, 1999 and December 31, 1998

          Consolidated Condensed Statements of Cash Flows for the three months ended
          March 31, 1999 and 1998

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
                                (Unaudited)


                                              For the 3 Months Ended:
                                              3/31/99        3/31/98



          Net Sales                         $11,699,573     $10,227,291

          Costs and Expenses
            Costs of sales                    8,062,214       6,884,622
            Selling, general and
             administrative                   3,117,433       2,735,359
            Research and development            984,383         785,166
             Total Costs and Expenses        12,164,030      10,405,147

          Loss from Operations                 (464,457)       (177,856)

          Other Income and (Expense)
           Interest and other income            250,466         228,530
           Minority interests in
            consolidated subsidiaries            10,360          54,894
             Total Other Income and
             Expense                            260,826         283,424

          (Loss) Income Before Taxes           (203,631)        105,568

          Provision for Taxes                   (67,000)          5,000

          Net (Loss) Income                 $  (136,631)    $   100,568

          Basic and Diluted (Loss)
           Earnings Per Share               $     (0.12)    $      0.09

          Shares Used in Per Share
           Calculation                        1,170,743       1,180,718

          Dividends Per Share - Cash        $      0.14     $      0.14

          Total Comprehensive
           (Loss) Income                    $  (184,226)    $   283,610

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       March 31,       Dec 31,
                     ASSETS                              1999            1998
                                                      (Unaudited)     (Audited)
Current Assets
  Cash                                                $ 1,472,213  $ 1,727,554
  Investments Including Accrued Interest               18,215,022   19,988,346
  Accounts Receivable                                   7,834,650    7,068,588
  Inventories:
     Raw Materials                                      6,407,553    6,916,909
     Work in Process                                    5,090,001    4,932,978
     Finished Goods                                     2,668,718    2,631,290
      Total Inventories                                14,166,272   14,481,177
  Prepaid Income Taxes                                    372,518      422,656
  Prepaid Expenses                                        652,577      511,954
  Deferred Income Tax Benefits                            388,461      306,812
     Total Current Assets                              43,101,713   44,507,087
Property, Plant and Equipment                          22,413,778   21,415,237
  Less Accumulated Depreciation                       (11,763,391) (11,503,600)
     Total Property, Plant and Equipment               10,650,387    9,911,637
Other Assets
  Prepaid Pension Costs                                   599,493      642,609
  Inventory Held for Future Service                     1,221,915    1,242,754
  Note Receivable                                       1,071,088      659,886
  Cash Value of Life Insurance                          1,400,334    1,400,334
  Intangible and Other Assets, net                      3,820,517    3,625,646
     Total Other Assets                                 8,113,347    7,571,229
     Total Assets                                     $61,865,447  $61,989,953

         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
  Accounts Payable                                    $ 1,541,664  $ 1,562,432
  Other Accrued Expenses                                1,693,649    1,422,285
  Customer Deposits                                     1,435,818    1,527,429
     Total Current Liabilities                          4,671,131    4,512,146
Noncurrent Liabilities
  Deferred Liabilities                                    359,458      280,504
     Total Liabilities                                  5,030,589    4,792,650
Minority Interests                                        278,247      288,607

STOCKHOLDERS' EQUITY
  Common Stock   1999             1998
     Class A   127,232 shares;   127,232 shares           127,232      127,232
     Class B 1,410,761 shares; 1,410,761 shares         1,410,761    1,410,761
  Capital in Excess of Par Value                       12,758,610   12,758,610
  Retained Earnings
     Balance, Beginning                                54,448,760   55,725,180
     Net Loss                                            (136,631)    (616,711)
     Dividends - Cash 1999 and 1998                      (163,900)    (659,709)
     Balance, End                                      54,148,229   54,448,760
  Accumulated other comprehensive income:
     Unrealized Gain on Investments                        86,741      134,336
  Treasury Stock
     1999-43,230 Class A shares;324,052 Class B shares(11,974,962)       --
     1998 43,120 Class A shares;324,052 Class B shares      --     (11,971,003)
       Total Stockholders' Equity                      56,556,611   56,908,696
  Total Liabilities and Stockholders' Equity          $61,865,447  $61,989,953

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                 For the 3 Months Ended:
                                                   3/31/99      3/31/98
  CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                           $  (136,631)   $  100,568
   Adjustments to reconcile net (loss)
    income to net cash provided
     by operating activities
     Depreciation and amortization                 405,135       378,539
     Minority interest in consolidated
      subsidiaries                                 (10,360)      (54,894)
   Change in assets and liabilities
     Accounts receivable                          (766,062)       60,811
     Inventories                                   335,744      (863,094)
     Prepaid income taxes                           50,138       (37,542)
     Prepaid expenses                             (140,623)     (165,295)
     Prepaid pension costs                          43,116        60,000
     Deferred income tax benefits                  (55,830)          --
     Accounts payable                              (20,768)      (71,133)
     Accrued expenses                              271,364       221,851
     Customer deposits                             (91,611)      (72,290)
     Other noncurrent liabilities                   78,954        (1,875)
       Net Cash Used In Operating Activities
        Activities                                 (37,434)     (444,354)

  CASH FLOW FROM INVESTING ACTIVITIES
     Increase in note receivable                  (411,202)          --
     Net additions to plant and equipment       (1,014,501)     (288,525)
     Additions to intangibles and
      other assets                                (324,255)      (16,483)
     Net sale of short term investments          1,699,910     1,280,968
       Net Cash (Used In) Provided by
        Investing Activities                       (50,048)      975,960

  CASH FLOWS FROM FINANCING ACTIVITIES
     Reacquired Class A common shares               (3,959)          --
     Dividends paid in cash                       (163,900)     (165,301)
       Net Cash Used In Financing Activities      (167,859)     (165,301)

  NET (DECREASE) INCREASE IN CASH                 (255,341)      366,305

  CASH, BEGINNING                                1,727,554     1,020,348

  CASH, ENDING                                 $ 1,472,213    $1,386,653


            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
  Cash paid for:
     Income Taxes                              $    62,400    $   22,050
     Interest                                  $      --      $     --

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

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

2. Subsequent Event
   In April 1999 the Company sold its manufacturing plant located in Rocky Mount, North Carolina for $1,450,000 and will recognize a gain on the sale of approximately $1,100,000 which will be included in the Company's financial statements for the three and six months ended June 30, 1999. The Company announced the closing of this facility in October 1998 and ceased operations there effective March 31, 1999. The Company has consolidated all of its Musical Instruments production into its manufacturing facility in Macungie, PA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
    Cash flows from operating activities decreased during the three month period ended March 31, 1999, due to increased working capital requirements, primarily related to increases in accounts receivable in the Musical Instruments segment. Inventory decreased approximately $146,000, $78,000 and $101,000 respectively in the Musical Instruments, Data Communications and Audio Equipment segments during the three months ended March 31, 1999.

   Cash flows from investing activities were used to purchase approximately $1.0 million in machinery and equipment during the three months ended March 31, 1999, including $150,000 for a new automated router in the woodworking area and a $550,000 payment for a new air handling system in the wood and metal finishing area of the Macungie, PA plant. The total cost of the air handling system project is estimated to be $950,000 of which $727,000 has been paid through March 31, 1999. Equipment purchases of approximately $250,000 in the Data Communications segment primarily related to new computer, office, and test equipment to support the growth of Eastern Research. The Company estimates that Eastern Research will require an additional $1,500,000 in capital expenditures to continue its growth through 1999.

Results of Operations:

Sales and Operating Income
                                             For the 3 Months Ended:
                                             3/31/99        3/31/98
    Net Sales to Unaffiliated Customers
        Musical Instruments               $ 6,214,558     $ 6,260,509
        Data Communications                 3,734,009       2,153,213
        Electronic Assemblies               1,212,746       1,148,357
        Audio Equipment                       538,260         665,212
         Total                            $11,699,573     $10,227,291

    Intersegment Sales
        Musical Instruments               $    25,312     $    41,169
        Data Communications                       850          62,172
        Electronic Assemblies                  37,742         247,965
        Audio Equipment                        31,081          23,855
         Total                            $    94,985     $   375,161

    Income (Loss) from Operations
        Musical Instruments               $   439,642     $   769,826
        Data Communications                  (936,897)     (1,037,812)
        Electronic Assemblies                  91,829         118,667
        Audio Equipment                       (59,031)        (28,537)
         Total                            $  (464,457)    $  (177,856)

Musical Instruments Segment

    Sales decreased $45,951 in the first quarter of 1999 when compared to the same period in 1998. This decrease is due to delays in the production process caused by operational changes being implemented in the manufacturing areas of the Macungie, PA plant including implementation of new manufacturing information systems. The backlog of organ orders continues to remain higher than the same period in 1998.

   Gross profit margins decreased to 27.9% of sales in the first quarter of 1999 from 32.3% in the same period in 1998. This decrease is primarily due to the change in product mix. The first quarter of 1998 included a greater number of larger Renaissance models than the same period in 1999.

    Selling, general and administrative expenses decreased slightly when compared to the same period in 1998.

   Research and development expenditures increased approximately $34,000 in the first quarter of 1999 when compared to the same period in 1998 due to continuing product development efforts.

Data Communications Segment

   Sales in the first quarter of 1999 increased $1,580,796 when compared to the same period in 1998 as a result of higher sales at Eastern Research, Inc. (ERI). ERI increased its incoming order volume, expanded its customer base, and began shipping products under OEM agreements, which it recently entered into with other data communication equipment suppliers.

    Gross profit margins in the first quarter of 1999 increased to 38.8% compared to 36.9% in the same period of 1998 due to higher sales of ERI's DACS product line. At the same time, gross margins on ERI's Router and CSU/DSU product lines declined as a result of competitive pressures. The segment will continue to focus its attention on more sophisticated high end products, which generally have higher gross margins.

    Sales and marketing expenditures increased approximately $327,000 (40.6%) in the first quarter of 1999 when compared to the same period in 1998 reflecting additional sales and marketing efforts initiated to continue to promote the segments products, obtain additional market share and develop new channels of distribution.

    General and administrative expenses increased approximately $37,000 (7.4%) in the first quarter of 1999 when compared to the same period in 1998, a result of additional management and support personnel for Eastern Research to support its growth.

   Research and development expenses increased approximately $165,000 (30%) in the first quarter of 1999 when compared to the same period in 1998. ERI's expenditures have and will continue to increase in the future reflecting the commitment to new product development and support.

Electronic Assemblies Segment

    Sales for the first quarter of 1999 increased $64,389 over the same period in 1998 from higher order volume and changes in product mix. The gross profit percentage was 16.5% and 14.1% in the first quarter of 1999 and 1998 respectively. Selling, general and administrative expenses increased when compared to the same period in 1998 due to the addition of sales and marketing personnel added to grow the segments sales and customer base.

Audio Equipment Segment

    Sales for the first quarter of 1999 decreased approximately $126,952 when compared to the same period in 1998. Gross profit margins in the first quarter of 1999 increased to 43.2% as compared to 36.1% for the same period in 1998. Selling, general and administrative costs for the period increased in the first quarter of 1999 when compared to the same period in 1998 from increased sales and marketing expenditures.

Other Income and Expense

    Investment income for the three months ended March 31, 1999 was approximately equal to the same period in 1998.

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

PART II    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

   (b)    Forms 8-K
               1. The Company filed a Form 8-K dated February 18, 1999 announcing that its Data Communications subsidiary Eastern Research, Inc. has entered into an OEM agreement to supply Lucent Technologies with its DACS product line.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Allen Organ Company
                                                     (Registrant)

Date:    May 7, 1999                         /s/ STEVEN MARKOWITZ
                                             Steven Markowitz, President and
                                             Chief Executive Officer


Date:    May 7, 1999                         /s/ LEONARD W. HELFRICH
                                             Leonard W. Helfrich,
                                             Vice President-Finance
                                             Chief Financial and Principal
                                             Accounting Officer