Form 10-Q
period 1999-06-30
ALLEN ORGAN CO
filed 1999-08-11
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended June 30, 1999

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

Number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1999:

                    Class A - Voting                 84,002   shares
                    Class B - Non-voting          1,086,709   shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements

          Consolidated Condensed Statements of Income for the three and six months ended June 30, 1999 and 1998

          Consolidated Condensed Balance Sheets at June 30, 1999 and December 31, 1998

          Consolidated Condensed Statements of Cash Flows for the three and six months ended June 30, 1999 and 1998

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

   Item 6.Exhibits and Reports on Form 8-K

   Signatures

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                          For the 3 Months Ended:      For the 6 Months Ended:
                           6/30/99       6/30/98        6/30/99       6/30/98

Net Sales                 $13,887,775  $10,567,919   $25,587,348   $20,795,210

Cost and Expenses
 Costs of sales             9,008,843    7,439,196    17,071,057    14,323,818
 Selling, general and
  administrative            3,402,701    2,933,753     6,520,134     5,669,112
 Research and
  development               1,140,203      835,371     2,124,586     1,620,537
   Total Costs and
    Expenses               13,551,747   11,208,320    25,715,777    21,613,467

Income (Loss) from
 Operations                   336,028     (640,401)     (128,429)     (818,257)

Other Income (Expense)
 Interest and other
  income                      216,832      233,268       465,858       466,361
 Gain (loss) on sale of
  property,plant and
   equipment                1,062,101       (2,842)    1,063,541        (7,405)
 Minority interests in
  consolidated subsidiaries    11,985       42,332        22,345        97,226
 Total Other Income and
  Expense                   1,290,918      272,758     1,551,744       556,182

Income (Loss) Before Taxes  1,626,946     (367,643)    1,423,315      (262,075)

Provision for Taxes           582,000      (87,000)      515,000       (82,000)

Net Income (Loss)         $ 1,044,946  $  (280,643)  $   908,315   $  (180,075)

Basic and Diluted Earnings
 (Loss) Per Share               $0.89       $(0.24)        $0.78        $(0.15)

Shares Used in Per
 Share Calculation          1,170,727    1,180,554     1,170,727     1,180,554

Dividends Per Share-Cash        $0.14        $0.14         $0.28         $0.28

Total Comprehensive
 Income (Loss)            $ 1,038,994  $  (287,221)  $   854,768   $    (3,611)

                                      See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                        June 30,       Dec 31,
                    ASSETS                               1999           1998
                                                      (Unaudited)    (Audited)
Current Assets
  Cash                                               $ 1,652,175   $ 1,727,554
  Investments Including Accrued Interest              19,173,630    19,988,346
  Accounts Receivable                                  8,765,458     7,068,588
  Inventories:
     Raw Materials                                     6,558,053     6,916,909
     Work in Process                                   4,386,933     4,932,978
     Finished Goods                                    3,280,252     2,631,290
       Total Inventories                              14,225,238    14,481,177
  Prepaid Income Taxes                                     --          422,656
  Prepaid Expenses                                       989,862       511,954
  Deferred Income Tax Benefits                           366,692       306,812
     Total Current Assets                             45,173,055    44,507,087
Property, Plant and Equipment                         21,730,218    21,415,237
  Less Accumulated Depreciation                      (10,824,872)  (11,503,600)
     Total Property, Plant and Equipment              10,905,346     9,911,637
Other Assets
  Prepaid Pension Costs                                  556,380       642,609
  Inventory Held for Future Service                    1,200,246     1,242,754
  Note Receivable                                      1,071,088       659,886
  Cash Value of Life Insurance                         1,400,334     1,400,334
  Intangible and Other Assets, net                     3,665,317     3,625,646
     Total Other Assets                                7,893,365     7,571,229
     Total Assets                                    $63,971,766   $61,989,953

                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
  Accounts Payable                                   $ 2,529,467   $ 1,562,432
  Accrued Taxes on Income                                 81,983        --
  Other Accrued Expenses                               1,488,989     1,422,285
  Customer Deposits                                    1,767,633     1,527,429
     Total Current Liabilities                         5,868,072     4,512,146
Noncurrent Liabilities
  Deferred Liabilities                                   406,083       280,504
    Total Liabilities                                  6,274,155     4,792,650
  Minority Interests                                     265,905       288,607

STOCKHOLDERS' EQUITY
  Common Stock    1999             1998
    Class A   127,232 shares;   127,232 shares           127,232       127,232
    Class B 1,410,761 shares; 1,410,761 shares         1,410,761     1,410,761
  Capital in Excess of Par Value                      12,758,610    12,758,610
  Retained Earnings
    Balance, Beginning                                54,448,760    55,725,180
    Net Income (Loss)                                    908,315      (616,711)
    Dividends - Cash 1999 and 1998                      (327,799)     (659,709)
    Balance, End                                      55,029,276    54,448,760
  Accumulated Other Comprehensive Income:
    Unrealized Gain on Investments                        80,789       134,336
  Treasury Stock
    1999-43,230 Class A shares;324,052 Class B shares(11,974,962)        --
    1998-43,120 Class A shares;324,052 Class B shares      --      (11,971,003)
  Total Stockholders' Equity                          57,431,706    56,908,696
  Total Liabilities and Stockholders' Equity         $63,971,766   $61,989,953

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                              For the 3 Months Ended:   For the 6 Months Ended:
                                 6/30/99     6/30/98       6/30/99     6/30/98
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income (loss)              $1,044,946 $ (280,643) $  908,315   $ (180,075)
 Adjustments to reconcile net
  income (loss) to net
  cash provided by operating
  activities
  Depreciation and amortization    419,077    389,374     824,212      767,913
  Minority interest in             (11,985)   (42,332)    (22,345)     (97,226)
  consolidated subsidiaries
  (Gain) Loss on sale of
  property, plant and equipment (1,062,101)     2,842  (1,063,541)       7,405
  Change in assets and liabilities
   Accounts receivable            (930,808)  (358,437) (1,696,870)    (297,626)
   Inventories                     (37,297)   613,030     298,447     (250,064)
   Prepaid income taxes            372,518   (116,000)    422,656     (153,542)
   Prepaid expenses               (337,285)   (58,010)   (477,908)    (223,305)
   Prepaid pension costs            43,113     16,250      86,229       76,250
   Deferred income tax benefits     24,999         --     (30,831)          --
   Accounts payable                987,803   (115,127)    967,035     (186,260)
   Accrued taxes on income          81,983         --      81,983           --
   Accrued expenses               (204,660)   120,080      66,704      341,931
   Customer deposits               331,815    321,878     240,204      249,588
   Other noncurrent liabilities     46,625     (1,875)    125,579       (3,750)
    Net Cash Provided by
     Operating Activities          768,743    491,030     729,869       51,239

CASH FLOW FROM INVESTING
ACTIVITIES
   Increase in note receivable        --     (416,670)   (411,202)    (416,670)
   Proceeds from sale of property,
    plant and equipment          1,375,940        375   1,382,717        2,325
   Purchases of plant and
    equipment                     (857,047)  (396,595) (1,876,885)    (691,633)
   Additions to intangibles and
    other assets                    37,253     (5,348)   (287,002)     (21,831)
   Net sale (or purchase) of
    short term investments        (967,790)   894,913     732,120    2,175,881
    Net Cash (Used In) Provided
     by Investing Activities      (411,644)    76,675    (460,252)   1,048,072

CASH FLOWS FROM FINANCING
ACTIVITIES
   Reacquired Class B common shares   --      (20,554)       --        (20,554)
   Reacquired Class A common shares   --          --       (3,959)        --
   Dividends paid in cash         (163,899)  (165,234)   (327,799)    (330,535)
   Subsidiary stock reacquired
    from minority shareholder      (13,238)   (29,976)    (13,238)     (29,976)
      Net Cash Used In Financing
       Activities                 (177,137)  (215,764)   (344,996)    (381,065)

NET INCREASE (DECREASE) IN CASH    179,962    351,941     (75,379)     718,246

CASH, BEGINNING                  1,472,213  1,386,653   1,727,554    1,020,348

CASH, ENDING                    $1,652,175 $1,738,594  $1,652,175   $1,738,594

            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
   Income Taxes                    104,000     14,000     166,400       36,050

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

2. Sale of Manufacturing Facility
   In April 1999 the Company sold its manufacturing plant located in Rocky Mount, North Carolina for $1,360,000 (net of selling expenses) and recognized a gain on the sale of approximately $1,068,000 which is included in the Company's financial statements for the three and six months ended June 30, 1999. The Company announced the closing of this facility in October 1998 at which time the Company accrued termination costs of $415,000 of which approximately $370,000 has been paid as of June 30, 1999. The Company believes that the remaining $45,000 of accrued termination costs is adequate to cover the estimated remaining expenditures. The Company ceased operations at this facility effective March 31, 1999 and has consolidated all of its Musical Instruments production into its manufacturing facility in Macungie, PA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
    Cash flows from operating activities increased during the three and six months ended June 30, 1999 when compared to the same periods in 1998, primarily due to increases in operating income in the Data Communications segment resulting from increased sales.

   Cash flows from investing activities were used to purchase approximately $1,877,000 in machinery and equipment during the six months ended June 30, 1999 including $775,000 for a new air handling system in the wood and metal finishing area and $150,000 for a new automated router in the woodworking area of the Macungie, PA plant. Equipment purchases of approximately $730,000 in the Data Communications segment are primarily related to new computer, office and test equipment to support the growth of Eastern Research. The Company estimates that Eastern Research will require an additional $1,000,000 in capital expenditures to continue its growth in 1999.

Results of Operations:

Sales and Operating Income
                            For the 3 Months Ended:    For the 6 Months Ended:
                             6/30/99      6/30/98      6/30/99       6/30/98
  Net Sales to
   Unaffiliated Customers
     Musical Instruments  $ 6,062,268  $ 5,647,106    $12,276,826  $11,907,615
     Data Communications    6,142,961    2,793,461      9,876,970    4,946,674
     Electronic Assemblies  1,312,392    1,444,435      2,525,138    2,592,792
     Audio Equipment          370,154      682,917        908,414    1,348,129
       Total              $13,887,775  $10,567,919    $25,587,348  $20,795,210

  Intersegment Sales
     Musical Instruments  $    21,189  $    46,943    $    46,501  $    88,112
     Data Communications       43,385         --           44,235          594
     Electronic Assemblies       --         44,184         37,742      292,149
     Audio Equipment           12,304       87,192         43,385      111,047
       Total              $    76,878  $   178,319    $   171,863  $   491,902

  Income (loss) from operations
     Musical Instruments  $   181,019  $   204,360    $   620,661  $   974,186
     Data Communications      200,020     (912,774)      (736,877)  (1,950,586)
     Electronic Assemblies     55,293      108,501        147,122      227,168
     Audio Equipment         (100,304)     (40,488)      (159,335)     (69,025)
       Total              $   336,028  $  (640,401)   $  (128,429) $  (818,257)

Musical Instruments Segment
   Sales increased $415,162 and $369,211 respectively for the three and six months ended June 30, 1999 when compared to the same periods in 1998 due to higher order volume. The backlog of organ orders continues to remain higher than the same period in 1998.

    The gross profit percentage decreased to 27% in the first six months of 1999 from 30% in the same period in 1998. The current quarter gross profit percentage was 25% compared to 27% in the second quarter of 1998 due to changes in product mix and inefficiencies caused by the implementation of new information systems and integration of production from the RMI plant.

    Selling, general and administrative expenses remained approximately equal during the three and six months ended June 30, 1999 when compared to the same period in 1998.

    Research and development expenditures increased slightly during the first six months of 1999 when compared to the same period in 1998 due to continuing product development efforts.

Data Communications Segment
    Sales increased $3,349,500 and $4,930,296, respectively, for the three and six months ended June 30, 1999 when compared to the same periods in 1998 as a result of higher sales at Eastern Research, Inc. (ERI). ERI increased its incoming order volume, expanded its customer base, and began shipping products under OEM agreements with other data communication equipment companies.

    Gross profit margins increased to 49.2% and 45.3% respectively for the three and six months ended June 30, 1999 compared to 43.5% and 40.6% when compared to the same periods in 1998 due to higher sales of ERI's DNX product line. The segment will continue to focus its efforts on more sophisticated high-end products which generally have higher gross margins.

    Sales and marketing expenditures increased approximately $442,000 (44%) and $769,000 (43%) respectively for the three and six months ended June 30, 1999 when compared to the same periods in 1998. This was primarily due to the expansion of sales and marketing efforts to further promote the segment's products, obtain additional market share and develop new channels of distribution.

    General and administrative expenses remained approximately the same for the three and six months ended June 30, 1999 when compared to the same periods in 1998.

    Research and development expenditures increased approximately $249,000 (41%) and $414,000 (36%) respectively for the three and six months ended
June 30, 1999 when compared to the same periods in 1998. These expenditures will continue to increase in the future reflecting the commitment to new product development.

Electronic Assemblies Segment
    Sales declined $132,043 and $67,654 respectively for the three and six months ended June 30, 1999 when compared to the same period in 1998. Gross profit percentages for the three and six months ended were approximately equal to the same periods in 1998. The segment is focusing its marketing efforts on customers that require more sophisticated assemblies that better utilize the Companies strengths in this field.

    Selling, general and administrative expenses increased in the first six months of 1999 when compared to the same period in 1998 due to the addition of sales and marketing personnel to grow the segment's sales and customer base.

Audio Equipment Segment
   Sales decreased $312,763 and $439,715 for the three and six months ended June 30, when compared to the same periods in 1998. Gross profit margins increased to 40% in the first six months of 1999 as compared to 35% in 1998. Selling, general and administrative costs remained approximately equal during the first six months of 1999 when compared to the same period in 1998.

    The high-end audio market is going through significant changes as it evolves from the traditional two-channel to the multi-channel market, which is utilized in home theater applications. Legacy Audio is presently developing products specifically for the home theater market.

    As previously announced, the Company has developed a line of Public Address System products and in connection therewith has formed Allen Audio, Inc. to continue development, establish marketing and distribution for these products. Allen Audio began to incur expenses associated with the initiation of its sales and marketing efforts during the quarter ended June 30, 1999. Allen Audio began to establish a dealer network and shipped several units for dealer stock during the second quarter.

Other Income and Expense
    Investment income remained approximately the same for the six months ended June 30, 1999 and was slightly lower in the current quarter due to lower investment yields and differences in the invested balances.

     Gain   (Loss)  on  Sale  of  Property,  Plant  &  Equipment   includes
approximately $1,068,000 of gains related to the sale of the Rocky Mount, NC facility.

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

PART II    OTHER INFORMATION
   Item 4.     Submission of Matters to a Vote of Security Holders
   (a)        Annual Meeting:  April 29, 1999
   (b)        Election of the following directors for a one-year term:
        Steven Markowitz, Eugene Moroz, Leonard Helfrich, Martha Markowitz, Orville Hawk, Albert Schuster, Jeffrey Schucker and Ernest Choquette.
   (c) In addition to the election of directors and the waiver of reading of the minutes of the prior meeting, the shareholders ratified charitable deductions made in 1998 and all contracts, agreements, and employments by the Board of Directors and officers since the previous annual meeting in April 1998. All resolutions were adopted by the vote of all shareholders present, in person or proxy.

   Item 6.  Exhibits and Reports on Form 8-K
   (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Allen Organ Company
                                             (Registrant)

Date:    August 11, 1999                /s/ STEVEN MARKOWITZ
                                        Steven Markowitz, President and
                                        Chief Executive Officer

Date:    August 11, 1999                /s/ LEONARD W. HELFRICH
                                        Leonard W. Helfrich, Vice President-
                                        Finance, Chief Financial
                                        and Principal Accounting Officer