Form 10-Q
period 1999-09-30
ALLEN ORGAN CO
filed 1999-11-08
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended September 30, 1999

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

Number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1999:

                    Class A - Voting                 84,002  shares
                    Class B - Non-voting          1,086,709  shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements

          Consolidated Condensed Statements of Income for the nine months ended September 30, 1999 and 1998

          Consolidated Condensed Balance Sheets at September 30, 1999 and December 31, 1998

          Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1999 and 1998

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
                                   (Unaudited)

                            For the 3 Months Ended:    For the 9 Months Ended:
                             9/30/99       9/30/98      9/30/99      9/30/98

Net Sales                  $15,590,813  $11,812,748   $41,178,161  $32,607,958

Cost and Expenses
 Costs of sales              9,483,652    9,049,514    26,554,709   23,373,332
 Selling, general and
  administrative             3,793,895    2,938,614    10,314,029    8,607,726
 Research and
  development                1,422,583      881,845     3,547,169    2,502,382
   Total Costs and
    Expenses                14,700,130   12,869,973    40,415,907   34,483,440

Income (Loss) from
 Operations                    890,683   (1,057,225)      762,254   (1,875,482)

Other Income (Expense)
 Interest and other
  income                       228,704      248,472       694,562      714,833
 Gain (loss) on sale of
  property, plant and
   equipment                      --          3,812     1,063,541       (3,593)
 Minority interests in
  consolidated subsidiaries     36,331      (44,760)       58,676       52,466
 Total Other Income and
  Expense                      265,035      207,524     1,816,779      763,706

Income (Loss) Before Taxes   1,155,718     (849,701)    2,579,033   (1,111,776)

Provision for Taxes            414,000     (250,000)      929,000     (332,000)

Net Income (Loss)          $   741,718  $  (599,701)  $ 1,650,033  $  (779,776)

Basic and Diluted Earnings
 (Loss) Per Share                $0.63       $(0.51)        $1.41       $(0.66)

Shares Used in Per
 Share Calculation           1,170,721    1,179,170     1,170,721    1,179,170

Dividends Per Share-Cash         $0.14        $0.14         $0.42        $0.42

Total Comprehensive
 Income (Loss)             $   708,258  $  (774,412)  $ 1,563,026  $  (778,023)

                             See accompanying notes.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      September 30,    Dec 31,
                    ASSETS                                1999          1998
                                                      (Unaudited)     (Audited)
Current Assets
  Cash                                               $ 1,097,577   $ 1,727,554
  Investments Including Accrued Interest              18,544,440    19,988,346
  Accounts Receivable                                 10,585,934     7,068,588
  Inventories:
     Raw Materials                                     6,477,561     6,916,909
     Work in Process                                   4,189,024     4,932,978
     Finished Goods                                    4,516,322     2,631,290
       Total Inventories                              15,182,907    14,481,177
  Prepaid Income Taxes                                    --           422,656
  Prepaid Expenses                                       627,857       511,954
  Deferred Income Tax Benefits                           359,854       306,812
     Total Current Assets                             46,398,569    44,507,087
Property, Plant and Equipment                         22,485,923    21,415,237
  Less Accumulated Depreciation                      (11,323,466)  (11,503,600)
     Total Property, Plant and Equipment              11,162,457     9,911,637
Other Assets
  Prepaid Pension Costs                                  513,267       642,609
  Inventory Held for Future Service                    1,180,615     1,242,754
  Note Receivable                                      1,111,147       659,886
  Cash Value of Life Insurance                         1,693,397     1,400,334
  Intangible and Other Assets, net                     3,802,149     3,625,646
     Total Other Assets                                8,300,575     7,571,229
     Total Assets                                    $65,861,601   $61,989,953


                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
  Accounts Payable                                   $ 2,871,674   $ 1,562,432
  Accrued Taxes on Income                                570,934         --
  Other Accrued Expenses                               1,845,462     1,422,285
  Customer Deposits                                    1,902,185     1,527,429
     Total Current Liabilities                         7,190,255     4,512,146
Noncurrent Liabilities
  Deferred Liabilities                                   465,708       280,504
     Total Liabilities                                 7,655,963     4,792,650
  Minority Interests                                     229,574       288,607

STOCKHOLDERS' EQUITY
  Common Stock   1999              1998
     Class A   127,232 shares;   127,232 shares          127,232       127,232
     Class B 1,410,761 shares; 1,410,761 shares        1,410,761     1,410,761
  Capital in Excess of Par Value                      12,758,610    12,758,610
  Retained Earnings
     Balance, Beginning                               54,448,760    55,725,180
     Net Income (Loss)                                 1,650,033      (616,711)
     Dividends - Cash 1999 and 1998                     (491,699)     (659,709)
     Balance, End                                     55,607,094    54,448,760
  Accumulated other comprehensive income:
     Unrealized Gain (Loss) on Investments                47,329       134,336
  Treasury Stock
    1999-43,230 Class A shares;324,052 Class B shares(11,974,962)       --
    1998-43,120 Class A shares;315,703 Class B shares        --    (11,971,003)
  Total Stockholders' Equity                          57,976,064    56,908,696
  Total Liabilities and Stockholders' Equity         $65,861,601   $61,989,953

                             See accompanying notes.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                               For the 3 Months Ended:  For the 9 Months Ended:
                                  9/30/99     9/30/98      9/30/99     9/30/98
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income (loss)             $  741,718  $ (599,701)  $1,650,033  $ (779,776)
 Adjustments to reconcile net
  income to net cash provided by
   operating activities
  Depreciation and amortization   614,817     392,718    1,439,029   1,160,631
  Minority interest in
   consolidated subsidiaries      (36,331)     44,760      (58,676)    (52,466)
  (Gain) Loss on sale of
   property, plant and equipment    --         (3,812)  (1,063,541)      3,593
 Change in assets and liabilities
  Accounts receivable          (1,820,476)   (633,476)  (3,517,346)   (931,102)
  Inventories                    (938,038)  2,295,422     (639,591)  2,045,358
  Prepaid income taxes              --       (334,000)     422,656    (487,542)
  Prepaid expenses                362,005      67,572     (115,903)   (155,733)
  Prepaid pension costs            43,113      38,124      129,342     114,374
  Deferred income tax benefits     24,999         --        (5,832)       --
  Accounts payable                342,207     339,834    1,309,242     153,574
  Accrued taxes on income         488,951         --       570,934        --
  Accrued expenses                356,473     (21,077)     423,177     320,854
  Customer deposits               134,552     (18,026)     374,756     231,562
   Other noncurrent liabilities    59,625      (1,875)     185,204      (5,625)
    Net Cash Provided by
     Operating Activities         373,615   1,566,463    1,103,484   1,617,702

CASH FLOW FROM INVESTING
ACTIVITIES
  Proceeds from the sale of
   property, plant and equipment    --          4,900    1,382,717       7,225
  Additions to intangibles and
   other assets                  (252,849)   (110,276)    (539,851)   (132,107)
  Increase in note receivable     (40,059)        --      (451,261)   (416,670)
  Purchases of plant and
   equipment                     (755,911)   (379,801)  (2,632,796) (1,071,434)
  Increase in cash value of
   life insurance                (293,063)   (244,130)    (293,063)   (244,130)
  Net sale (or purchase) of
   short-term investments         577,569    (875,701)   1,309,689   1,300,180
   Net Cash Provided by (Used in)
    Investing Activities         (764,313) (1,605,008)  (1,224,565)   (556,936)

CASH FLOWS FROM FINANCING
ACTIVITIES
  Reacquired Class A common shares  --            --        (3,959)       --
  Reacquired Class B common shares  --        (38,285)        --       (58,839)
  Dividends paid in cash         (163,900)   (165,210)    (491,699)   (495,745)
  Subsidiary company stock
   reacquired from minority
   shareholders                     --            --       (13,238)    (29,976)
  Net Cash Used In Financing
   Activities                    (163,900)   (203,495)    (508,896)   (584,560)

NET (DECREASE) INCREASE IN CASH  (554,598)   (242,040)    (629,977)    476,206

CASH, BEGINNING                 1,652,175   1,738,594    1,727,554   1,020,348

CASH, ENDING                   $1,097,577  $1,496,554   $1,097,577  $1,496,554

               SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
   Income Taxes                $  360,000  $   84,000   $  526,400  $  120,050

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

2. Sale of Manufacturing Facility
   In April 1999 the Company sold its manufacturing plant located in Rocky Mount, North Carolina for $1,360,000 (net of selling expenses) and recognized a gain on the sale of approximately $1,068,000 which is included in the Company's financial statements for the nine months ended September 30, 1999. The Company announced the closing of this facility in October 1998 at which time the Company accrued termination costs of $415,000 of which approximately $370,000 has been paid as of September 30, 1999. The Company believes that the remaining $45,000 of accrued termination costs is adequate to cover the estimated remaining expenditures. The Company ceased operations at this facility effective March 31, 1999 and has consolidated all of its Musical Instruments production into its manufacturing facility in Macungie, PA.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
   Cash flows from operating activities decreased during the nine month period ended September 30, 1999, primarily due to a $2,800,000 increase in accounts receivable and $1,700,000 increase in inventory related to the growth of Eastern Research, Inc. Inventory decreased by $1,000,000 in the Musical Instrument segment.

   Cash flows from investing activities were used to purchase approximately $2,633,000 in plant and equipment during the nine months ended September 30, 1999 including $775,000 for a new air handling system in the wood and metal finishing area and $150,000 for a new automated router in the woodworking area of the Macungie, PA plant. Plant and equipment purchases of approximately $1,300,000 in the Data Communications segment are primarily related to leasehold improvements, new computers, office and test equipment to support the growth of Eastern Research. The Company estimates that Eastern Research will require an additional $400,000 in capital expenditures to continue its growth in 1999.


Results of Operations:

Sales and Operating Income
                            For the 3 Months Ended:   For the 9 Months Ended:
                             9/30/99      9/30/98      9/30/99       9/30/98
 Net Sales to
  Unaffiliated Customers
   Musical Instruments    $ 7,361,100   $ 6,824,925  $19,637,926   $18,732,540
   Data Communications      6,395,441     3,271,863   16,272,411     8,218,537
   Electronic Assemblies    1,484,956     1,123,344    4,010,094     3,716,136
   Audio Equipment            349,316       592,616    1,257,730     1,940,745
    Total                 $15,590,813   $11,812,748  $41,178,161   $32,607,958

 Intersegment Sales
   Musical Instruments    $     9,716   $    15,922  $    56,217   $   104,034
   Data Communic ations       127,069          --        171,304           594
   Electronic Assemblies         --          92,788       37,742       384,937
   Audio Equipment              1,931        25,754       45,316       136,801
    Total                 $   138,716   $   134,464  $   310,579   $   626,366

 Income (Loss) from Operations
   Musical Instruments    $ 1,108,392   $  (124,768) $ 1,729,053   $   849,418
   Data Communications        (74,875)     (937,965)    (811,752)   (2,888,551)
   Electronic Assemblies      116,315       (61,892)     263,437       165,276
   Audio Equipment           (259,149)       67,400     (418,484)       (1,625)
    Total                 $   890,683   $(1,057,225) $   762,254   $(1,875,482)


Musical Instruments Segment
    Sales increased $536,175 and $905,386 respectively for the three and nine months ended September 30, 1999 when compared to the same periods in 1998 due to higher order volume. The backlog of organ orders continues to remain higher than the same period in 1998.

    The gross profit percentage increased to 33% and 29% of sales respectively for the three and nine months ended September 30, 1999 compared to 17% and 25%
in   the   same   periods   in   1998.  The  1998  results   were  negatively
affected   by   additional   costs  related  to  the   Company's   operational
restructuring of manufacturing processes and the implementation of new information systems.

    Selling, general and administrative expenses remained approximately the same for the three and nine months ended September 30, 1999 when compared to the same periods in 1998.

    Research and development expenditures increased approximately $128,000 during the nine months ended September 30, 1999 primarily due to new product development.

Data Communications Segment
    Segment sales increased $3,123,578 and $8,053,874 respectively for the three and nine months ended September 30, 1999 when compared to the same period in 1998 as a result of higher sales at Eastern Research, Inc. (ERI). ERI increased its incoming order volume, expanded its customer base, and shipped products under OEM agreements with other data communication equipment companies.

   Gross profit margins increased to 51% and 47% respectively for the three and nine months ended September 30, 1999 when compared to 38% and 39% in the same period in 1998 due to higher sales of ERI's DNX product line.

   Sales and marketing expenditures increased approximately $704,000 (73%) and $1,472,000 (53%) respectively for the three and nine months ended September 30, 1999 when compared to the same periods in 1998. This was primarily due to the expansion of its efforts to further promote the segment's products, obtain additional market share, and develop new channels of distribution.

   General and administrative expenses remained approximately the same for the three and nine months ended September 30, 1999 when compared to the same periods in 1998.

    Research and development expenditures increased approximately $512,000 (81%) and $925,000 (52%) for the three and nine months ended September 30, 1999 when compared to the same periods in 1998. These expenditures will continue to increase in the future reflecting the commitment to new product development.

Electronic Assemblies Segment
    Sales increased $361,612 and $293,958 respectively for the three and nine months ended September 30, 1999 when compared to the same period in 1998 from increased incoming orders.

    The gross profit percentage increased to 15% and 14% in the three and nine months ending September 30, 1999 compared to 6% and 11% for the same periods in 1998. The 1998 gross margins were negatively affected by the segments restructuring of its operations along with the Musical Instruments segment.

    Selling, general and administrative expenses increased approximately $86,000 during the nine months ended September 30, 1999 when compared to the same period in 1998 due to increased sales and marketing efforts.

Audio Equipment Segment
    Sales decreased $243,300 and $683,015 for the three and nine months ended September 30, 1999 when compared to the same periods in 1998.

    The gross profit percentage decreased to 38% in the nine months ended September 30, 1999 as compared to 40% in 1998. This decrease is attributable to changes in distribution from direct marketing to dealer audition sites in several markets. Selling, general and administrative expenses remained approximately the same for the three and nine months ended September 30, 1999.

    The high-end audio market is going through significant changes as it evolves from the traditional two-channel to the multi-channel market, which is utilized in home theater applications. Legacy Audio has recently developed and has begun marketing products specifically for the home theater market.

   As previously announced, the Company has developed a line of Public Address System products and in connection therewith has formed Allen Audio, Inc. to continue development, establish marketing and distribution for these products. Allen Audio began to incur expenses associated with the initiation of its sales and marketing efforts during 1999. Allen Audio has begun to establish a dealer network and began shipping units for dealer stock.


Other Income and Expense
    Investment income declined slightly during the three and nine months ended September 30, 1999 due to lower invested balances. Gain (loss) on sale of property, plant and equipment includes approximately $1,068,000 of gains related to the sale of the Rocky Mount, North Carolina facility.

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

PART II    OTHER INFORMATION
   Item 6.     Exhibits and Reports on Form 8-K
          (a)  Exhibits
               Exhibit No.   Description
               10.3 Executive Bonus Program and Endorsement Split Dollar Life Insurance Agreements between the Company and Dwight
                      A. Beacham, Nathan S. Eckhart and Barry J. Holben
          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Allen Organ Company
                                             (Registrant)

Date:  November 4, 1999             /s/ STEVEN MARKOWITZ
                                    Steven Markowitz, President and
                                    Chief Executive Officer

Date:  November 4, 1999             /s/ LEONARD W. HELFRICH
                                    Leonard W. Helfrich, Vice President-
                                    Finance, Chief Financial
                                    and Principal Accounting Officer