Form 10-K
period 1999-12-31
ALLEN ORGAN CO
filed 2000-03-20
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K

     (Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
     For the Fiscal Year Ended December 31, 1999

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on March 10, 2000:

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


                                  PART II

5. Market for the Registrants Common Stock and
   Related Security Holder Matters
6. Selected Financial Data
7. Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.Quantitative and Qualitative Disclosures About Market Risk
8. Financial Statements
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                 PART III

10.   Directors and Executive Officers of the Registrant
11.   Executive Compensation
12.   Security Ownership of Certain Beneficial Owners and Management
13.   Certain Relationships and Related Transactions


                                  PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Exhibit

                                  PART I
Item 1.   Business

          General developments of business.

                Incorporated in Pennsylvania in 1945, Allen Organ Company and Subsidiaries ("Company") operate in four industry segments:
          Musical Instruments, Data Communications, Electronic Assemblies, and Audio Equipment.
                On March 7, 2000 the Company announced that it is exploring strategic alternatives for its subsidiary Eastern Research, Inc.
          (ERI). These alternatives include a public offering by the Company or ERI, divestiture, merger or other options, which would provide ERI with resources to continue its growth. The Company is weighing various alternatives for ERI and has not decided on what course of action is in the Company's best interest nor when this evaluation will be completed.

          Industry segments.

                The Company operates in four industry segments: Musical Instruments, Data Communications, Electronic Assemblies, and
          Audio Equipment. For financial information concerning the segments, see Note 15 to the financial statements.

          Description of business.

              Musical Instruments.

                Allen Organ Company is a leading manufacturer of electronic keyboard musical instruments, primarily digital electronic church organs and accessories. This segment accounted for 47%, 57% and 58% of revenue in 1999, 1998 and 1997 respectively.
               The principal market for the Musical Instruments segment are institutions, primarily churches. Sales to the home market make up a smaller portion of the segment's sales. The segment's musical instruments are distributed mostly through dealers, primarily independent retail music stores throughout the United States, with a lesser percentage distributed through dealers internationally. The segment's business is not seasonal.
                The principal raw materials used in the segment's products are electronic components and wood, all of which are readily available from various sources without undue difficulty. Certain electronic components have been placed on allocation by the suppliers and order lead times have been significantly increased for numerous electronic components. At the present time the Company does not expect this to significantly affect future product shipments.
                The segment does not engage in any significant amounts of consignments, extended payment terms, or lease guarantees. The Company is contingently liable in connection with certain customers' financing arrangements. See Note 10 to the financial statements. The dollar amounts and number of times the Company has had to honor these repurchase agreements are negligible.
                The Musical Instruments segment is not dependent on any single or small group of customers, the loss of which would have a material adverse effect on the business. The dollar amount of the segment's unshipped order backlog at the end of February 2000 and 1999 was $7.0 million and $6.3 million respectively. All orders are expected to be filled in the current year.
                The electronic organ industry is competitive involving at least five (5) domestic and foreign companies. In addition, there are many small pipe organ companies in the institutional organ market. The organ market consists of two basic divisions, institutional (primarily churches) and home or entertainment. The Company believes it has a major position in the institutional market because of product performance and competitive prices, and a smaller percentage of the home or entertainment market.

              Data Communications.

                The  Data  Communications segment  operates  through  three majority owned subsidiaries, VIR, Inc., Linear Switch Corporation and Eastern Research, Inc. This segment accounted for 40%, 27% and 22% of revenues in 1999, 1998 and 1997 respectively.
               Data communications products are sold primarily to wholesale and retail distributors worldwide and under OEM agreements with several of its customers. The segment maintains an inventory of in-process and finished goods to allow for rapid fulfillment of customer orders which is expected in the industry.
                The  principal raw material used in the data communications products  are electronic components, which are readily  available
          from   various   sources  without  undue   difficulty.    Certain
          electronic components have been placed on allocation by the suppliers and order lead times have been significantly increased for numerous electronic components. At the present time the Company does not expect this to significantly affect future product shipments.
                The  data  communications segment derived 52% of  its  1999 revenue from three customers and 13% and 12% of its 1998 and 1997 revenues from one customer.
                VIR, Inc. (VIR) and Linear Switch Corporation (LSC)  During
          1997, these two companies combined their marketing and research & development functions under the name of "VIR Linear Switch". The companies design, manufacture, and market a number of data communication products including patch and testing equipment, often referred to as tech control products, test access equipment and a matrix switch which can transport high-speed digital signals and allow "any-to-any" connectivity between and among connections. The products are of varying complexity and are used to connect, switch, test and trouble shoot data lines in large computer installations.
                 The  Companies  compete  in  a  relatively  mature  field,
          producing  high  quality  products at  competitive  prices.   The
          Companies have approximately four major competitors, all of which are larger than VIR/LSC.
                 With   the  need  for  higher  speed  and  more   reliable
          communications circuits increasing, VIR/LSC introduced in 1998, a new family of products (TAS DS1 and DS3) to provide the ability to access and configure these higher speed circuits for various
          test  procedures.   These  products require  long  sales  cycles.
          During the second half of 1999 VIR/LSC began delivering products to Competitive Local Exchange Carriers (CLEC), which is one of the targeted markets for these products.
                The dollar amount of unshipped order backlog at the end  of
          February 2000 and 1999 was $955,000 and $56,000 respectively. All orders are expected to be filled in the current year.
               Eastern Research, Inc. (ERI)  Designs and markets data inter-
          networking  products.   These  products  include  direct   access
          equipment that allow users to utilize a broad range of services offered by the telephone companies.
                ERI  competes in a growing market that is in excess of  $10
          billion.   However,  the Company's current and projected  product
          lines and sales programs are targeted at only a fraction of  that
          market.   The customer base includes major end-user corporations,
          public   carriers,   Internet  Service  Providers   and   systems
          integrators. There are many competitors in this market that is dominated by several large data communications companies, such as Cisco Systems, Tellabs and Alcatel. The Company's strategy has been to target existing, yet still growing, market niches with products that provide new features and packaging with attractive pricing.
                ERI initially built its business in the CSU/DSU market  and also developed router technology products. These products are relatively inexpensive and easy to manufacture. Thus, this is a competitive field where margins erode as new products emerge.
                ERI  is  focusing  on  its DNX (Digital  Exchange  Network)
          product  line,  a  narrowband DACS (Digital Access  Cross-connect
          Switch)  capable of access speeds from subrate to DS3.   The  DNX
          revenues have significantly increased as a percentage of sales and is ERI's flagship product. In order to properly capitalize on this market's opportunities, ERI is continuing to implement more aggressive marketing strategies and is also increasing product development work. This will continue to require further investment through the coming year.
                ERI  has  been able to increase sales by working with,  and
          developing   strategic   customer   relationships    to    expand
          distribution of its products. One such relationship, which ERI entered into, is an OEM agreement to supply Lucent Technologies with its DACS product line.
                The dollar amount of unshipped order backlog at the end  of
          February,  2000  and  1999  was $2.0  million  and  $3.0  million
          respectively.   All  orders are expected  to  be  filled  in  the
          current year.

              Electronic Assemblies.

                Allen Integrated Assemblies (AIA), a division of the Allen Organ Company, provides subcontract manufacture of electronic assemblies for outside customers. The Electronic Assemblies segment is an outgrowth of the technical skills and manufacturing capabilities developed by the Company in its musical instruments business. This segment accounted for 10%, 10% and 15% of revenue in 1999, 1998, and 1997 respectively. AIA derived 68% of its revenues from three customers in 1999 and 1998, and 55% of its revenues from one customer in 1997.
                The Electronic Assemblies segment is very competitive with numerous manufacturers offering such services. Customers are generally obtained from a geographic area close to the manufacturer. In order to improve its contract manufacturing capabilities, the segment is upgrading its manufacturing systems and increasing its sales and marketing efforts.
                The dollar amount of the segment's unshipped order backlog at the end of February 2000 and 1999 was $1.6 million and $2.6 million respectively. All orders are expected to be filled in the current year.

              Audio Equipment.

                 The Audio Equipment segment operates through two subsidiaries, Legacy Audio, Inc and Allen Audio, Inc. This segment accounted for 3% and 6% of revenue in 1999 and 1998 respectively, and 5% of revenues for the 9 month period from acquisition to December 31, 1997.
                The  principal raw materials used in the segment's products are audio speakers, electronic components and wood, all of which are readily available from various sources without undue difficulty.
                The  Audio Equipment segment is not dependent on any single or small group of customers, the loss of which would have a material adverse effect on the business
                Legacy  Audio, Inc. (LAI) Designs, manufactures and markets high-quality audio speaker cabinets for hi-fi stereo and home theater applications. It also markets electronic audio equipment amplifiers that are manufactured to its specifications by third party suppliers.
                The  principal market for LAI's products are consumers  for home use. The segment's products are distributed directly to the customer and through Dealer Audition Sites. This segment's business is not seasonal.
                The  high-end  audio  market is going  through  significant changes as it evolves from the traditional two-channel to the multi-channel market, which is utilized in home theater applications. Legacy Audio has recently developed and has begun marketing products specifically for the home theater market.
                LAI's  manufacturing facility is currently  operating  near full capacity. Many of their manufacturing needs are similar to those required in the Company's Musical Instruments segment. The Company is building some of LAI's speaker cabinets at its Macungie, PA facility.
                The  Company  competes with several  other  high-end  audio speaker cabinet manufacturers including Martin-Logan, Thiel, B&W, Celestion, and others.
                LAI  is  not  dependent on any single, or small  group,  of customers. The dollar amount of the segment's unshipped order backlog at the end of February 2000 and 1999 was $674,000 and $246,000 respectively. All orders are expected to be filled in the current year.
                Allen  Audio, Inc. (AAI) Designs, manufactures and  markets
          Public Address System products.
               AAI has developed a PA System mixer utilizing Digital Signal Processor (DSP) technology also used in the Allen digital organs. AAI has also developed a line of speakers for the PA field. The Company began marketing these PA Systems to mid-sized churches, auditoriums and the like during 1999. These products are being distributed through dealers primarily in the sound reinforcement business. AAI began shipping products primarily for dealer inventory during the second half of 1999.

          General.

                The Company's working capital is sufficient to meet the normal expansion of inventory and receivables.
                The  Company  spent $4,910,278, $3,478,775, and  $2,654,662 annually in 1999, 1998, and 1997 respectively on research and development. The increases are a result of the Company's ongoing commitment to new product development and support, primarily at Eastern Research.
                The Company and its subsidiaries employ approximately   567
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

                                    Approximate
           Location               Square Footage             Use
        Musical Instruments and Electronic Assemblies:
         Macungie, Pennsylvania       242,000     Administrative, research and
                                                  manufacturing facility.
                                                  Owned by Allen Organ Company.
                                                  Operating at approximately
                                                  90% capacity.

         Macungie, Pennsylvania        27,000     International sales,
                                                  exhibition  center,  museum
                                                  and teaching facility. Owned
                                                  by Allen Organ Company.

        Data Communications:
         Southampton, Pennsylvania     22,000     Administrative, research
                                                  and manufacturing facility.
                                                  Leased until  July, 2000.
                                                  Operating at approximately
                                                  80%  capacity.

         Moorestown, New Jersey        29,000     Administrative, sales and
                                                  research facility.   Leased
                                                  until September, 2002.


        Audio Equipment:
         Springfield,  Illinois        15,000     Administrative, research
                                                  and  manufacturing facility.
                                                  Owned by Legacy Audio, Inc.
                                                  Operating at approximately
                                                  95% capacity.

                In April 1999, the Company sold its manufacturing and sales facility located in Rocky Mount, North Carolina. See Note 3 to the financial statements, for additional information.

Item 3.   Legal Proceedings

               There is no litigation requiring disclosure pursuant to Item 103 of regulation S-K.

Item 4.   Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                  PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

                The Company's Class A voting shares are not registered pursuant to the Securities Exchange Act of 1934 and are not publicly traded. The Company's Class B non-voting stock trades on The NASDAQ Stock Market under the symbol AORGB.

                The high and low bid quotations for each quarter during the last two years as reported by NASDAQ Market Information System is as follows:

                  1999             High           Low

                  First Quarter    41 1/8         33
                  Second Quarter   39             33 1/2
                  Third Quarter    40 1/2         35 1/4
                  Fourth Quarter   39 3/4         37

                  1998             High           Low

                  First Quarter    43             38
                  Second Quarter   42 1/2         37
                  Third Quarter    40 1/2         35
                  Fourth Quarter   39             33

                The Company has 8 Class A Shareholders and 325 Class B Shareholders of record as of March 10, 2000.

                During the past two fiscal years, the Company has declared dividends on both its class A and B shares as follows:

                  Record of Quarterly Dividends Paid in 1999

                  Record Date        Payable     Amount

                  Cash   2/19/99      3/5/99      $.14
                  Cash   5/23/99      6/6/99      $.14
                  Cash   8/20/99      9/3/99      $.14
                  Cash  11/19/99     12/3/99      $.14

                  Record of Quarterly Dividends Paid in 1998

                  Record Date        Payable     Amount

                  Cash   2/20/98      3/6/98      $.14
                  Cash   5/22/98      6/5/98      $.14
                  Cash   8/21/98      9/4/98      $.14
                  Cash  11/20/98     12/4/98      $.14

Item 6.   Selected Financial Data
                                  Years Ended December 31,
                   1999         1998         1997         1996        1995

Net Sales       $58,018,742  $44,966,075  $40,348,084  $36,715,128  $30,024,761

Net Income
(Loss)          $ 2,884,488  $  (616,711) $ 3,512,142  $ 3,865,876  $ 4,015,105

Earnings (Loss)
per share       $      2.46  $     (0.52) $      2.79  $      2.88  $      2.94

Cash dividends
per share       $       .56  $       .56  $       .56  $       .55  $       .55

At Year End
 Total Assets   $67,466,070  $61,989,953  $62,562,004  $63,966,646  $65,299,426

 Long-Term Debt,
  net of current
  portion       $         0  $         0  $         0  $         0  $ 1,388,000

        The 1999, 1998 and 1997 results of operations include the Audio Equipment segment acquired April 1, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources:
        The Company continues to maintain a strong financial position and high level of liquidity, which enables it to generate funds internally
     to   meet   operating  needs,  capital  expenditures  and   short-term
     obligations.  Key indicators of the Company's liquidity are  presented below:
                                            December 31,
                                       1999            1998
          Working Capital          $40,175,282     $39,994,941
          Current Ratio                 6 to 1         10 to 1
          Debt to Equity Ratio        .13 to 1        .08 to 1

        The Company's ratio of debt to equity has remained very low because of management's continuing policy of financing expansion with internally generated funds. This policy has enabled the Company to maintain its competitive advantage without incurring the costs associated with borrowed funds.
        Cash flows provided by operating activities decreased during 1999 as compared to 1998 primarily due to a 3,075,000 increase in accounts receivable and $2,800,000 increase in inventory at Eastern Research, Inc. as a result of that subsidiaries growth. Cash flows provided by operating activities increased during 1998 compared to 1997 primarily due to $3,200,000 and $600,000 reduction in inventory levels in the Musical Instruments and Electronic Assemblies segments' respectively. The Company expects that cash flows from operating activities will be sufficient to fund expected increases in working capital during 2000.
        Cash flows used in investing activities during 1999 were used to purchase approximately $3,260,000 in plant and equipment including $775,000 for a new air handling system in the wood and metal finishing area and $150,000 for a new automated router in the woodworking area of the Macungie, PA plant. Plant and equipment purchases of approximately $1,567,000 in the Data Communications segment are primarily related to leasehold improvements, new computers, office and test equipment to support the growth of Eastern Research. To continue Eastern Research's growth through 2000, the Company estimates that capital expenditures will approximate $1,700,000.
        Cash flows used in investing activities during 1998 were used to purchase approximately $925,000 in machinery and equipment to be used in the Musical Instruments and Electronic Assemblies segments including approximately $200,000 for hardware and software related to new information systems. The Data Communications segment used approximately $552,000 primarily related to computer, office and test equipment purchased to support the growth of Eastern Research.
        During  1997,  cash  flows  from  investing  activities  were  used primarily to fund the purchase of treasury shares. Cash flows from investing activities were also used to fund the acquisition of Legacy Audio, Inc. in April, 1997. During 1997, the company increased its expenditures for property and equipment including approximately $700,000 additional automated equipment and building improvements to enhance its electronics manufacturing capabilities used in the musical instruments and electronic assemblies segments.

     Results of Operations:

     Sales and Operating Income
        Consolidated net sales increased $13,052,667 (29%) during 1999 as compared to 1998 primarily due to higher sales at Eastern Research, Inc (ERI) as well as in the Musical Instruments segment. ERI increased its incoming order volume, expanded its customer base, and shipped products under OEM agreements with other data communication equipment companies. In 1998, sales increased $4,617,991 (11%) as compared to 1997 primarily due to increased sales in the Musical Instruments segment related to higher order volume and changes in product mix and from the Data Communications segment resulting from additional sales and marketing efforts initiated since the acquisition.

                                           December 31,
                                1999            1998            1997
        Net Sales
        Musical Instruments
         Domestic            $23,769,362     $21,748,131     $18,918,509
         Export                3,563,383       3,676,981       4,432,974
          Total               27,332,745      25,425,112      23,351,483
        Data Communications
         Domestic             22,149,842      11,036,926       6,933,787
         Export                1,146,137       1,261,029       2,103,734
          Total               23,295,979      12,297,955       9,037,521
        Electronic Assemblies
         Domestic              5,650,917       4,727,975       5,935,381
        Audio Equipment
         Domestic              1,651,566       2,422,507       1,812,138
         Export                   87,535          92,526         211,561
          Total                1,739,101       2,515,033       2,023,699

        Total                $58,018,742     $44,966,075     $40,348,084

        Income (Loss) from Operations
        Musical Instruments  $ 2,950,251     $   795,773     $ 2,718,085
        Data Communications     (805,738)     (3,397,020)     (1,069,165)
        Electronic Assemblies    430,031         326,609         631,521
        Audio Equipment         (761,688)         (9,846)        337,495
          Total              $ 1,812,856     $(2,284,484)    $ 2,617,936

       Musical Instruments Segment

           The 1999 and 1998 increase in domestic sales reflects continuing customer acceptance of the Company's products based on Renaissance technology. In addition, churches, which are the primary customer for the segments products, have also been the beneficiary of the strong US economy and financial markets, which has increased the segments order volume during these same periods.
           Export sales decreased in 1999, 1998 and 1997, primarily from changes in economic conditions in certain world markets, particularly Far East countries. The order volume from certain foreign markets improved during 1999.
           Gross profit margins on sales were 30.5%, 24.6% and 28.1% for the three years ended December 31, 1999. The increase in the 1999 gross profit is a result of higher sales volume and the business improvement programs, which negatively affected the 1998 gross profit. These programs included, implementation of new information systems, up-graded production and product planning processes and the closure of the North Carolina production facility and consolidated of all organ production at the Macungie, PA facility.
           Selling, administrative, and other expenses increased approximately $200,000 and $230,000 in 1999 and 1998 respectively, due to increased selling costs associated with the higher sales volume.
           Research and development expenses increased approximately $151,000 and $147,000 in 1999 and 1998 respectively. These increases are primarily due to increases in personnel to continue new product development.

       Data Communications Segment

           Domestic sales in each of the last two years have increased as a result of additional sales and marketing efforts initiated since the acquisition. International sales in 1999 and 1998 decreased primarily from changes in economic conditions in certain world markets, particularly Far East countries.
           The Company has significantly increased its investment in the sales, marketing and research and development efforts at Eastern Research and will continue to do so in the future. These additional efforts are focused on expanding channels of distribution and targeting markets for the Company's products. The segment is developing strategic relationships with customers to expand their channels of distribution. One such relationship, which Eastern Research has entered into in February 1999, is an OEM agreement to supply Lucent Technologies with its DACS product line.
           Gross profit margins were 48%, 41% and 46% for the three years ended December 31, 1999. The 1999 increase is due to higher sales of VIR's DS3/DS1 Test Access Systems and ERI's DNX product line. 1998 gross profits were lower due to variations in product mix. While the companies strive to maintain profit margins by developing products that offer more features, the industry is competitive which often results in pricing changes to obtain and maintain market share.
           Selling expenses increased approximately $2,200,000 and $2,000,000 in 1999 and 1998 respectively, reflecting the additional sales and marketing efforts. Selling expenses will continue to increase in the future as sales and marketing programs and personnel are added to further promote the segment's products and obtain additional market share.
           Administrative  expenses remained approximately  equal  in  1999 and 1998.
           Research and development expenses were $3,759,183, $2,464,808 and $1,799,665 for the years ended December 31, 1999, 1998 and 1997, respectively. The segment is committed to new product development and support and expects these expenditures to continue to increase the future.

       Electronic Assemblies Segment

           Sales increased during 1999 from higher incoming order volume. Gross profit margins were 15.2%, 13.6% and 14.5% for the three years ended December 31, 1999. The 1999 increase is due to changes in product mix. The 1998 decrease was related to the segment's efforts to restructure operations along with the Musical Instruments segment.
           Selling, general and administrative expenses increased approximately $115,000 in 1999 when compared to 1998. The segment continues its marketing efforts and has begun to diversify its customer base. The Company continues to improve its production capabilities to offer state of the art manufacturing services to its customers.

       Audio Equipment Segment

           Sales for the year ended December 31, 1999 decreased approximately $775,000 when compared to 1998.
           Gross profit margins were 38.1%, 39.6% and 49.7% for the years ended December 31, 1999 and 1998, and the nine month period ended
       1997, respectively. This decrease is attributable to lower sales volume and changes in distribution in certain areas from direct marketing to Dealer Audition Sites.
           Selling, general and administrative costs increased approximately $390,000 during 1999 as compared to 1998 resulting from increased sales and marketing efforts and additional administrative personnel added to support the company's growth.
           As previously discussed, the Company has developed a line of Public Address System products and in connection therewith has formed Allen Audio, Inc. to continue development, establish marketing and distribution for these products. Allen Audio began shipping units in the second half of 1999 and began to incur expenses associated with the initiation of its sales and marketing efforts during 1999.

       Other Income (Expense)

           The decrease in investment income during 1999 and 1998 is due to lower invested balances. The 1999, 1998, and 1997 amounts include $67,244, $242,227 and $765,109 of realized capital gains respectively.
           Gain (loss) on sale of property, plant and equipment includes approximately $1,068,000 of gains related to the sale of the Rocky Mount, North Carolina facility

       Income Taxes

           The 1999 effective tax rate was 30.6%, which is net of the benefits of tax credits and tax exempt income. The 1998 effective rate was 55.4%, this increase related primarily to the effect of tax exempt income.

       Factors that May Affect Operating Results

           The statements contained in this report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's marketing and product development strategy, statements regarding future production capacity. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinions only as of the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 1999. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.
           The Company has experienced and expects to continue to experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's and its customer's products, competitive pricing pressures, global currency valuations, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses and fluctuations in manufacturing yields. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.
           See Note 1 to the financial statements for information concerning the effects of changes in accounting policies.

Item 7A   Quantitative and Qualitative Disclosures About Market Risk.

           Financial instruments that potentially subject the Company to market and/or credit risk consist principally of short-term investments and trade receivables. The Company places substantially all of its investments in mutual funds holding federal, state and local government obligations and, by policy, limits the amount of credit exposure in any one investment. The Company's Musical Instruments segment sells most of its products through established dealer networks. The Data Communications segment sells most of their products to wholesale and retail distributors worldwide and under OEM agreements with other data communications companies. The market and credit risk associated with related receivables is limited due to the large number of dealers and distributors and their geographic dispersion. The Company has no other material exposure to market risk.

Item 8.   Financial Statements
            See Item 14 for index.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
            There were no reportable events as described in Item 304(b).

     KPMG

     4905 Tilghman Street
     Allentown, PA 18104



                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Allen Organ Company


      We have audited the accompanying consolidated balance sheets of Allen Organ Company and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allen Organ Company and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles.



/s/ KPMG LLP




Allentown, PA
February 2, 2000

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31
                     ASSETS                              1999          1998
CURRENT ASSETS
 Cash                                               $   209,277    $ 1,727,554
 Investments including accrued interest              19,649,433     19,988,346
 Accounts receivable, net of allowance for
  doubtful accounts of $300,823 in 1999
  and $191,057 in 1998                               10,444,430      7,068,588
 Inventories                                         16,715,328     14,481,177
 Prepaid income taxes                                      --          422,656
 Prepaid expenses                                       287,138        511,954
 Deferred income tax benefits                           658,869        306,812
     Total Current Assets                            47,964,475     44,507,087

PROPERTY, PLANT AND EQUIPMENT, NET                   11,429,173      9,911,637

OTHER ASSETS
 Prepaid pension costs                                  470,154        642,609
 Inventory held for future service                      733,301      1,242,754
 Note receivable                                      1,111,147        659,886
 Cash value of life insurance                         1,721,497      1,400,334
 Deferred income tax benefits                           122,742            --
 Goodwill, net                                        3,872,441      3,619,147
 Other assets                                            41,140          6,499
     Total Other Assets                               8,072,422      7,571,229
     Total Assets                                   $67,466,070    $61,989,953

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                   $ 3,593,708    $ 1,562,432
 Accrued income taxes                                   683,133            --
 Other accrued expenses                               1,927,156      1,422,285
 Customer deposits                                    1,585,196      1,527,429
     Total Current Liabilities                        7,789,193      4,512,146
NONCURRENT LIABILITIES
 Deferred liabilities                                   179,915        280,504
     Total Liabilities                                7,969,108      4,792,650

MINORITY INTERESTS                                      175,271        288,607

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Common stock, par value $1 per share
 Authorized
     Class A Shares -   400,000 in 1999 and 1998
     Class B Shares - 3,600,000 in 1999 and 1998
 Issued     1999          1998
     Class A   127,232 shares;   127,232 shares         127,232        127,232
     Class B 1,410,761 shares; 1,410,761 shares       1,410,761      1,410,761
      Total Common Stock                              1,537,993      1,537,993
 Capital in excess of par value                      12,758,610     12,758,610
 Retained earnings                                   56,677,650     54,448,760
 Accumulated other comprehensive income:
     Unrealized gain on investments, net                322,400        134,336
      Sub-total                                      71,296,653     68,879,699
 Less cost of common shares in treasury
     1999 - 43,230 Class A shares and
           324,052 Class B shares                   (11,974,962)           --
     1998 - 43,120 Class A shares and
           324,052 Class B shares                           --     (11,971,003)
 Total Stockholders' Equity                          59,321,691     56,908,696
 Total Liabilities and Stockholders' Equity         $67,466,070    $61,989,953

          See accompanying notes to Consolidated Financial Statements.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Years Ended December 31,
                                              1999        1998        1997

NET SALES                                $58,018,742  $44,966,075  $40,348,084
COSTS AND EXPENSES
  Cost of sales                           36,793,515   31,870,469   26,785,916
  Selling, administrative and
   other expenses                         14,502,093   11,486,315    8,289,570
  Research and development                 4,910,278    3,478,775    2,654,662
  Costs to close Rocky Mount plant               --       415,000         --
    Total Costs and Expenses              56,205,886   47,250,559   37,730,148

INCOME (LOSS) FROM OPERATIONS              1,812,856   (2,284,484)   2,617,936

OTHER INCOME (EXPENSE)
  Investment income                        1,128,524    1,223,699    2,114,722
  Gain (loss) on sale of property,
   plant and equipment                     1,063,722       (8,153)       3,984
  Other income (expense), net                 (9,593)      21,078       10,459
  Minority interests in
   consolidated subsidiaries                 112,979       61,958        6,041
    Total Other Income                     2,295,632    1,298,582    2,135,206

INCOME (LOSS) BEFORE TAXES                 4,108,488     (985,902)   4,753,142

PROVISION FOR TAXES
  Current                                  2,030,000      (11,000)   1,296,000
  Deferred                                  (806,000)    (646,000)     (55,000)
    Total Provision for Taxes              1,224,000     (657,000)   1,241,000

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                $ 2,884,488  $  (328,902) $ 3,512,142

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE (net of
 income tax benefit of $183,000)                  --     (287,809)       --

NET INCOME (LOSS)                        $ 2,884,488  $  (616,711) $ 3,512,142

OTHER COMPREHENSIVE INCOME, NET OF TAX
  Unrealized gains on investments:
   Unrealized gains arising              $   230,132  $   162,874  $   525,168
    during period
   Less:  reclassified adjustment
    for gains included in income             (42,068)    (157,012)    (486,074)
Other comprehensive income                   188,064        5,862       39,094
COMPREHENSIVE INCOME (LOSS)              $ 3,072,552  $  (610,849) $ 3,551,236

BASIC AND DILUTED EARNINGS PER SHARE:
Net income (loss) before cumulative
 effect of change in accounting
 principle                               $      2.46  $     (0.28) $      2.79
Cumulative effect of change in
accounting principle                             --         (0.24)         --

NET INCOME (LOSS)                        $      2.46  $     (0.52) $      2.79

         See accompanying notes to Consolidated Financial Statements.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Common Stock                   Capital
                                                                     in
                                 Class A              Class B        Excess of
                            Shares      Amount   Shares    Amount    Par Value

Balance-December 31, 1996   128,104  $128,104  1,409,889 $1,409,889 $12,758,610

Exchange Class A Shares
 for Class B Shares            (872)     (872)       872        872

Balance-December 31, 1997   127,232  $127,232  1,410,761 $1,410,761 $12,758,610

Balance-December 31, 1998   127,232  $127,232  1,410,761 $1,410,761 $12,758,610

Balance-December 31, 1999   127,232  $127,232  1,410,761 $1,410,761 $12,758,610

                                         Accumulated
                                           Other
                             Retained   Comprehensive       Treasury Stock
                             Earnings      Income        Shares       Amount

Balance-December 31, 1996  $52,915,056    $ 89,380       213,756    $ 5,991,708
Net Income                   3,512,142
Reacquired Class B Shares                                143,519      5,626,717
Change in unrealized gain
  on securities available
  for sale                                  39,094
Cash dividend paid
 ($.56 per share)             (702,018)

Balance-December 31, 1997  $55,725,180    $128,474       357,275    $11,618,425

Net Loss                      (616,711)
Reacquired Class B Shares                                  9,897        352,578
Change in unrealized gain
 on securities available
 for sale                                    5,862
Cash dividend paid
 ($.56 per share)             (659,709)

Balance-December 31, 1998  $54,448,760    $134,336       367,172    $11,971,003

Net Income                   2,884,488
Reacquired Class A Shares                                    110          3,959
Change in unrealized gain
 on securities available
 for sale                                  188,064
Cash dividend paid
 ($.56 per share)             (655,598)

Balance-December 31, 1999  $56,677,650    $322,400       367,282    $11,974,962

       See accompanying notes to Consolidated Financial Statements.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                             1999          1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                        $2,884,488   $ (616,711)  $3,512,142
 Adjustments to reconcile net income
  (loss) to net cash provided by
   operating activities
  Depreciation and amortization            1,916,970    1,478,379    1,114,639
  Minority interest in consolidated
   subsidiaries                             (112,979)     (61,958)      (6,041)
  Cumulative effect of change in
   accounting principle (excluding
    income tax effects)                         --        470,809          --
  (Gain) Loss on sale of property,
    plant and equipment                   (1,063,722)       8,153       (3,984)
  Gain on sale of investments                (67,244)    (242,227)    (765,110)
  Change in assets and liabilities (net
   of acquisition effects)
   Accounts receivable                    (3,375,842)  (1,336,156)    (914,493)
   Inventories                            (1,724,698)   3,459,802   (3,188,750)
   Prepaid income taxes                      422,656     (189,761)     164,509
   Prepaid expenses                          224,816      (28,654)    (328,631)
   Deferred income tax benefits             (474,799)    (306,812)        --
   Prepaid pension costs                     172,455      152,498       94,099
   Other assets                              (34,641)         --          --
   Accounts payable                        2,031,276      649,322      498,632
   Accrued income taxes                      683,133          --          --
   Other accrued expenses                    504,871      730,003      192,927
   Customer deposits                          57,767      219,428      546,262
   Deferred liabilities                     (100,589)    (514,851)     (32,217)
     Net Cash Provided by Operating
      Activities                           1,943,918    3,871,264      883,984
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash proceeds from sale of investments
  classified as available for sale         5,993,248    2,526,721   30,263,188
 Cash paid for purchase of investments
  classified as available for sale        (5,399,027)  (2,226,644) (20,497,033)
 Increase in cash value of life
  insurance                                 (321,163)    (277,839)    (264,278)
 Increase in note receivable                (451,261)    (456,329)     (40,409)
 Payment for acquisition, net of cash
  acquired                                      --          --      (1,512,000)
 Additions goodwill                         (733,194)    (238,534)    (211,690)
 Cash proceeds from sale of property,
  plant and equipment                      1,382,716       28,170        7,841
 Cash paid for purchase of property,
  plant and equipment                     (3,260,719)  (1,477,340)  (2,046,097)
   Net Cash (Used In) Provided by
    Investing Activities                  (2,789,400)  (2,121,795)   5,699,522
CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends paid in cash                     (655,598)    (659,709)    (702,018)
 Reacquired Class B common shares               --       (352,578)  (5,626,717)
 Subsidiary company stock reacquired
  from minority stockholders                 (13,238)     (29,976)     (15,625)
 Reacquired Class A common shares             (3,959)        --          --
  Net Cash Used in Financing Activities     (672,795)  (1,042,263)  (6,344,360)
NET (DECREASE) INCREASE IN CASH           (1,518,277)     707,206      239,146

CASH, JANUARY 1                            1,727,554    1,020,348      781,202

CASH, DECEMBER 31                         $  209,277   $1,727,554   $1,020,348


           SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

  Cash paid for income taxes              $1,625,400   $  167,050   $1,758,833


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
           Subsidiary Name                Ownership %
         Allen Audio, Inc.                 100.00%
         Allen Diversified, Inc.           100.00%
         Allen Organ International, Inc.   100.00%
         Eastern Research, Inc.             92.52%
         Legacy Audio, Inc.                 75.00%
         Linear Switch Corporation          92.20%
         Rocky Mount Instruments, Inc.     100.00%
         VIR, Inc.                          98.59%

     Off-Balance Sheet Risk:
        Financial instruments that potentially subject the Company to credit risk consist principally of short-term investments and trade receivables. The Company places substantially all of its investments in mutual funds holding federal, state and local government obligations and, by policy, limits the amount of credit exposure in any one investment. The Company's Musical Instruments segment sells most of its products through established dealer networks. The Data Communications segment sells most of their products to wholesale and retail distributors worldwide and under OEM agreements with other data communications companies. The credit risk associated with related receivables is limited due to the large number of dealers and distributors and their geographic dispersion.

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

     Goodwill:
        Goodwill represents the excess of cost over the net assets of acquired subsidiaries. Goodwill is amortized on a straight-line basis over various periods from 3 - 20 years and is presented net of accumulated amortization of $1,275,630 and $782,850 at December 31, 1999 and 1998 respectively. The carrying value of goodwill for each business is continually reviewed to assess its recoverability from future operations of the acquired subsidiaries, based on future cash flows (undiscounted) expected to be generated by such operations. Any impairment in value indicated by the assessment would be charged against current operations.

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

     Stock-Based Compensation:
        The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25,
     Accounting for Stock Issued to Employees. Since the Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, it has elected only to comply with the disclosure requirements set forth in the Statement. (See Note 18.)

     Change in Accounting Policies:
        Effective January 1, 1998, the Company adopted the AICPA Accounting Standards Executive Committee Statement of Position, 98-5, Reporting on the Costs of Start-up Activities, (SOP 98-5). In accordance with SOP 98-5, costs associated with start-up activities, including organizational costs, should be expensed as incurred. The effect of the change resulted in a decrease to net income for the year ended December 31, 1998 of $287,809 (net of taxes of $183,000). These amounts were a result of unamortized organizational costs associated with the subsidiaries in the Data Communications and Audio Equipment segments.

NOTE 2 Business Acquisitions
     Legacy Audio:
        On April 1, 1997 the Company purchased a 75% interest in Legacy Audio in exchange for $1,512,000 in cash. In connection with the acquisition, the company established a new subsidiary, Legacy Audio, Inc. (LAI), to acquire the assets of the seller. A founding owner of the seller contributed the remaining 25% of the assets of the seller to the new company in exchange for a 25% interest in LAI. Additionally, this founding owner has been named the President and Chief Designer of LAI.
        The acquisition has been accounted for as a purchase. The results of operations of LAI have been included in the Company's consolidated financial statements from the date of acquisition. Assets and liabilities have been recorded at their estimated fair market values with the excess being recorded as goodwill, which is being amortized over a 20 year period.

NOTE 3 Sale of Manufacturing Facility
        In April 1999 the Company sold its manufacturing plant located in Rocky Mount, North Carolina for $1,360,000 (net of selling expenses) and recognized a gain on the sale of approximately $1,068,000. The Company announced the closing of this facility in October 1998 at which time the Company accrued termination costs of $415,000 of which approximately $370,000 has been paid as of December 31, 1999. The Company believes that the remaining $45,000 of accrued termination costs is adequate to cover the estimated remaining expenditures. The Company ceased operations at this facility effective March 31, 1999 and has consolidated all of its Musical Instruments production into its manufacturing facility in Macungie, PA.

NOTE 4  Investments

       The cost and fair value of investments in debt and equity securities are as follows:

                                            Gross       Gross
                               Amortized  Unrealized  Unrealized       Fair
                                 Cost       Gains      Losses          Value

      December 31, 1999
      Available for sale
       Equity securities       $  129,311  $    218    $ 88,966    $    40,563
       Mutual Funds
        Short Term Gov't Funds  9,854,584        --      97,841      9,756,743
        Municipal  Bond Funds   5,873,745        --     211,713      5,662,032
        Equity Funds            2,211,262   895,833         --       3,107,095
       U.S. Treasury Bills      1,083,000        --         --       1,083,000
      Totals                  $19,151,902  $896,051    $398,520    $19,649,433

      December 31, 1998
      Available for sale
       Equity securities      $   181,473  $     42    $139,696    $    41,819
       Mutual Funds
        Short Term Gov't Funds 10,331,781   135,266         --      10,467,047
        Municipal Bond Funds    6,066,165   112,575         --       6,178,740
        Equity Funds            2,779,074   118,495      14,829      2,882,740
      U.S. Treasury Bills         418,000        --         --         418,000
      Totals                  $19,776,493  $366,378    $154,525    $19,988,346

        Marketable debt securities have an average contractual maturity of approximately 1 year or less.
        Realized gains and losses are determined based on the original cost of these investments using a first-in, first-out method. During 1999, 1998 and 1997, sales proceeds and gross realized gains and losses on securities classified as available for sales were:

                                  1999           1998           1997

     Sales proceeds           $5,993,248     $2,526,721     $30,263,188

     Gross realized losses    $   60,606     $      --      $    44,448

     Gross realized gains     $  127,850     $  242,227     $   809,558

        The change in net unrealized holding gains (losses) on securities available for sale in the amount of $285,677, $8,697, and 53,746 net of deferred tax expense (benefits) of $97,613, $2,835, and $14,650 has been included in other comprehensive income in stockholders' equity for the years ended December 31, 1999, 1998, and 1997, respectively.

NOTE 5 Inventories
                                                 December 31,
                                              1999        1998
           Finished goods                $ 5,915,057  $ 2,631,290
           Work in process                 4,803,969    4,932,978
           Raw materials                   5,996,302    6,916,909
            Totals                       $16,715,328  $14,481,177

           The Company also maintains an inventory of various parts to be used to service musical instruments as future needs arise which are reported as a noncurrent asset.

NOTE 6 Property, Plant and Equipment
                                                                   Estimated
                                                December 31,           Useful
                                              1999         1998        Lives
        Land and improvements            $ 2,369,994  $ 2,445,579      10 yrs
        Buildings and improvements         8,636,998    8,250,158   10-40 yrs
        Machinery and equipment            8,629,366    8,385,676    5-10 yrs
        Office furniture and equipment     3,283,352    2,109,192     3-8 yrs
        Vehicles                             194,087      224,632       4 yrs
         Sub-total                        23,113,797   21,415,237
        Less accumulated depreciation     11,684,624   11,503,600
                                         $11,429,173  $ 9,911,637

           Depreciation   expense   charged  to  operations   was   $1,424,189,
       $1,044,393 and $836,769 in 1999, and 1998 and 1997 respectively.

NOTE 7 Note Receivable
           The  Company  has  entered  into  two  Split-Dollar  Life  Insurance agreements with its President who is the insured and owner of the policies. The policy owner shall pay the portion of the premiums equal to the value of the economic benefit determined in accordance with applicable IRS Revenue Rulings. The Company shall pay the balance of the net premiums, which shall approximate $450,000 annually.
           The agreements provide that the Company shall be entitled to recover the amount of premiums paid out of the built up cash value upon termination of the agreement or out of the proceeds upon the death of the insured. As security for repayment the Company is a collateral assignee of the policy to the extent of any such unreimbursed premiums. The Company is also secured by the personal obligation of its President. The note receivable exceeds the cash surrender value of these policies by approximately $415,000 and $340,000 at December 31, 1999 and 1998, respectively.

NOTE 8 Income Taxes
           The provision for income taxes consists of the following:
                      1999                   1998                 1997
           Currently              Currently              Currently
            Payable    Deferred    Payable     Deferred   Payable    Deferred

 Federal  $1,620,000  $(658,000)  $(151,000)  $(420,000) $1,270,000  $ 73,000
 State       410,000   (148,000)    125,000    (394,000)     26,000  (128,000)
  Total   $2,030,000  $(806,000)  $ (26,000)  $(814,000) $1,296,000  $(55,000)

           The total 1998 tax benefit of $840,000 is included in current and deferred taxes on income and in the tax effect of the cumulative effect of change in accounting principle on the consolidated statements of income.
           A reconciliation of the provision for income taxes with the statutory rate follows:
                                  1999             1998              1997
 Statutory provision for
  federal income tax    $1,359,000   34.0% $ (516,000)  34.0% $1,614,000  34.0%
 State taxes, net of
  federal tax benefits      73,000    1.8    (177,000)  11.7      81,000   1.6
 Tax credits              (179,000)  (4.5)       --      --      (60,000) (1.3)
 Tax-exempt income        (110,000)  (2.8)    (97,000)   6.4    (110,000) (2.3)
 Exempt income of foreign
  sales corporation        (77,000)  (1.9)    (61,000)   4.0    (101,000) (2.1)
 Other items, net           58,000    1.5      11,000   (0.7)    (38,000) (0.8)
 Effect of change in
  prior years state tax
  revenue allocations          --     --          --     --     (229,000) (4.8)
 Effect of change in
  state valuation allowance
  of deferred tax asset    100,000    2.5         --     --       84,000   1.8
   Total                $1,224,000   30.6% $ (840,000)  55.4% $1,241,000  26.1%

           The following temporary differences give rise to the net deferred tax asset at December 31, 1999 and 1998.
                                                     1999            1998
 Deferred Tax Liabilities
  Excess of tax depreciation/amortization
   over book depreciation/amortization          $ (389,932)     $ (359,778)
  Excess of pension expense for tax
   purposes over book                             (172,872)       (224,910)
  Unrealized gain not recognized for
   tax purposes                                   (184,206)        (74,522)
      Total Deferred Tax Liabilities              (747,010)       (659,210)
 Deferred Tax Assets
  Deferred compensation not
   recognized for tax purposes                      66,612          16,856
 Net operating loss carry forwards                 740,368         383,516
 Accrued expenses to close
  Rocky Mount plant                                   --           112,652
  Reserve for Bad Debts                            113,714          70,702
  Inventory Reserve                                801,927         243,709
   Sub-total                                     1,722,621         827,435
 Valuation Allowance                              (194,000)        (94,000)
      Total Deferred Tax Assets                  1,528,621         733,435
        Net Deferred Tax Asset                  $  781,611      $   74,225

           Deferred taxes are included in the Company's financial statements as follows:
                                                       1999         1998
       Current deferred tax asset                   $ 658,869    $ 306,812
       Non-current deferred tax asset (liability)     122,742     (232,587)
         Net deferred tax asset                     $ 781,611    $  74,225

           The Company has available at December 31, 1999, approximately $756,000 of unused federal and $8,100,000 of unused state net operating loss carry forwards that may be applied against future taxable income and that expire in various years from 2002 to 2019.
           At December 31, 1999 and 1998 the Company recorded a valuation allowance of $194,000 and $94,000, respectively against the deferred tax assets relating to the uncertainty of realizing state net operating loss carry forwards.

NOTE 9 Other Accrued Expenses
                                                         December 31,
                                                     1999           1998
             Accrued salaries and commissions     $ 722,336       $ 552,099
             Accrued additional purchase price      733,319         238,535
             Accrued plant closing costs             44,588         304,431
             Other                                  426,913         327,221
              Total                              $1,927,156      $1,422,286

NOTE 10    Commitments and Contingencies
           As of December 31, 1999, the Company is contingently liable for a maximum amount of approximately $1,891,000 in connection with the financing arrangements of certain customers.
           Under the terms of an agreement with the wife of the late Chairman and principal shareholder, the Company may be required to purchase within eight months of her death, at the option of her personal representative, an amount of Class B Common Shares then owned by her or includable in her estate for Federal Estate Tax purposes sufficient to pay estate taxes and costs, subject to the limitations of Section 303 of the Internal Revenue Code. At December 31, 1999, the shareholder owned or would have includable in her estate 261,072 shares of Class B Common Stock. The Company has purchased life insurance on the life of the shareholder with a face value of $6,000,000. While the potential obligation related to this agreement is in large part dependent on the value placed on the Company's stock for estate tax purposes, the Company believes that it would have access to sufficient resources to fund this obligation if necessary.
           In connection with the purchase of VIR, Eastern Research and Linear Switch, the Company agreed to pay a contingent purchase price equal to 4.5% of the sales of these Companies in excess of $7,000,000 per year through December 2000. The total additional payment for 1999, 1998 and 1997 amounted to $733,319, $238,535 and $92,432, respectively. The agreement provides that the total of these payments shall not exceed $2,000,000.
           The Company's Data Communications segment leases its offices and production facility under non-cancelable operating leases which expire at various dates through September 2002. These leases include renewal options for periods ranging up to fifteen years with increases of lease payments based on changes in the Consumer Price Index. Rent expense was $321,368, $230,447and $179,765 for 1999, 1998 and 1997, respectively.
     Minimum annual rent payments for the operating leases are as follows:

            2000                     $ 313,258
            2001                       305,040
            2002                       228,173
             Total                   $ 846,471

NOTE 11    Retirement Plans
           The Company sponsors two noncontributory defined benefit pension plans, which cover substantially all of its employees. Salaried plan benefits are generally based on the employee's years of service and compensation levels. Hourly plan benefits are based on various monthly amounts for each year of credited service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time. Plan assets are comprised principally of cash equivalents, U.S. Government obligations, fixed income securities, and equity securities.
           Following are reconciliations of the pension benefit obligation and the value of plan assets:

                                          1999          1998           1997
   Pension benefit obligation
      Balance, beginning of year       $14,923,318   $13,222,392   $13,252,456
      Service cost                         380,650       310,909       299,166
      Interest cost                        999,772       983,147       953,842
      Benefits paid to participants       (812,359)     (792,052)     (757,090)
      Gain (loss) on updated
       data/assumptions                   (426,280)    1,198,922      (525,982)
        Balance, end of year           $15,065,101   $14,923,318   $13,222,392

   Plan assets
      Fair value, beginning of year    $15,611,950   $14,764,799   $13,641,779
      Actual investment returns          2,678,280     1,639,203     1,750,515
      Company contributions                  --             --         129,595
      Benefits paid to participants       (812,359)     (792,052)     (757,090)
        Fair value, end of year        $17,477,871   $15,611,950   $14,764,799

           The Funded status of the plans were as follows:
                                                 December 31,
                                          1999          1998           1997
   Excess of the value of plan assets over
    the benefit obligation             $ 2,412,770   $   688,632   $ 1,542,407
   Unrecognized prior service cost          73,323       147,313       221,303
   Unrecognized net transition
    liability (asset)                     (144,020)     (216,028)     (288,036)
   Unrecognized net actuarial
    loss (gain)                         (1,871,919)       22,692      (680,567)
     Prepaid benefit cost              $   470,154   $   642,609   $   795,107

           The following weighted-average rates were used:

   Discount rate on the benefit obligation     7.0%         6.75%        7.5%
   Rate of return on plan assets               8.0%         8.0%         8.0%
   Rate of long-term compensation increase     6.0%         6.0%         6.5%


           Pension expense is comprised as follows:
                                          1999          1998           1997

   Service cost                        $   380,650   $   310,909   $   299,166
   Interest cost                           999,772       983,147       953,842
   Expected return on plan assets       (1,209,949)   (1,143,540)   (1,031,296)
   Amortization of unrecognized
    prior service cost                      73,990        73,990        73,990
   Amortization of transition asset        (72,008)      (72,008)      (72,008)
    Net Pension Cost                   $   172,455   $   152,498   $   223,694

           The foregoing net amounts regarding the pension benefit obligation and the value of plan assets are based on a combination of both overfunded and underfunded plans. The aggregate amounts relating to underfunded plans are as follows:

                                                 December 31,
                                          1999          1998           1997
      Projected benefit obligation     $    --       $ 7,798,136   $     --
      Accumulated benefit obligation        --         6,708,396         --
      Fair value of plan assets             --         7,707,085         --


           The  Company  provides  a  401(k) deferred compensation  and  profit sharing plan for the benefit of eligible employees. The plan allows eligible employees to defer a portion of their annual compensation, pursuant to Section 401(k) of the Internal Revenue Code. Company profit-sharing contributions to the plan are discretionary as determined by the Company's board of directors. The Company contributions were $93,388, $112,981and $147,160 to the plans in 1999, 1998 and 1997 respectively.
           During 1999, the Company established supplemental executive retirement plans for 3 of its officers. These plans provide for discretionary company contributions, which vest over a 5 year period, accrue interest at the prime rate, not to exceed 9%, and are payable upon the executives death or retirement.

NOTE 12    Deferred Liabilities
                                                 December 31,
                                              1999         1998
           Deferred compensation expense   $ 179,915    $  47,917
           Deferred income taxes                 --       232,587
                                           $ 179,915    $ 280,504

NOTE 13    Earnings Per Share
           Earnings per share were computed using 1,170,719 shares in 1999, 1,178,064 shares in 1998, and 1,258,966 shares in 1997, the weighted average number of shares outstanding during each year. The Company does not have any dilutive equity instruments.

NOTE 14    Export Sales
           In 1999, 1998 and 1997, net sales by the Musical Instruments segment include export sales, principally to Canada, Europe and the Far East of $3,563,383, $3,676,981, and $4,432,974, respectively. Net
       sales   by   the  Data  Communications  segment  include  export   sales
       principally to Europe and the Far East of $1,146,137 for 1999, $1,261,029 for 1998, and $2,103,734 for 1997. Net sales by the Audio
       Equipment segment include export sales principally to Europe and the Far East of $87,535 for 1999, $92,526 for 1998 and $211,561 for the
       nine months ended December 31, 1997.

NOTE 15    Industry Segment Information
           The Company's operations are classified into four industry segments: Musical Instruments, Data Communications, Electronic Assemblies, and Audio Equipment. The Musical Instruments segment is comprised of operations principally involved in the design, manufacture, sale and distribution of electronic keyboard musical instruments, primarily digital computer organs and related accessories. Musical instruments are sold primarily to retail distributors worldwide.
           The Data Communications segment is involved in the design, manufacture, sale and distribution of data communications equipment. Data communications products are sold primarily to wholesale and retail distributors worldwide and under OEM agreements with several customers.
           The Electronic Assemblies segment is involved in the manufacture, sale and distribution of electronic assemblies for outside customers used primarily as control devices and other circuitry in their products. Subcontract assembly services are provided primarily to industrial concerns in Pennsylvania and New Jersey.
           The Audio Equipment segment began in 1997 with the acquisition of Legacy Audio discussed in Note 2. Legacy is involved in the design, manufacture, sale and distribution of high quality speaker cabinets and related equipment for hi-fi stereo and home theater applications. Legacy's products are sold worldwide directly to individual customers for home use with a lesser percentage distributed through dealer audition sites. During 1999 the Company established the subsidiary Allen Audio, Inc. and introduced a line of Public Address system products, which have initially been targeted at small to mid-sized churches, auditoriums and similar customers.
           Following is a summary of segmented information for 1999, 1998 and 1997.
                                                    December 31,
                                           1999         1998        1997
      Net Sales to Unaffiliated Customers
         Musical Instruments             $27,332,745  $25,425,112  $23,351,483
         Data Communications              23,295,979   12,297,955    9,037,521
         Electronic Assemblies             5,650,917    4,727,975    5,935,381
         Audio Equipment                   1,739,101    2,515,033    2,023,699
          Total                          $58,018,742  $44,966,075  $40,348,084

      Intersegment Sales
         Musical Instruments             $   109,667  $   136,123  $     5,252
         Data Communications                 174,516          594       84,939
         Electronic Assemblies                37,742      495,266      938,479
         Audio Equipment                      58,253      148,573       52,244
          Total                          $   380,178  $   780,556  $ 1,080,914

      Income (Loss) from Operations
         Musical Instruments             $ 2,950,251  $   795,773  $ 2,718,085
         Data Communications                (805,738)  (3,397,020)  (1,069,165)
         Electronic Assemblies               430,031      326,609      631,521
         Audio Equipment                    (761,688)      (9,846)     337,495
          Total                          $ 1,812,856  $(2,284,484) $ 2,617,936

      Identifiable Assets
         Musical Instruments             $18,912,763  $19,777,418  $22,669,782
         Data Communications              19,764,425   11,532,523   10,294,411
         Electronic Assemblies             3,658,915    3,501,492    4,422,908
         Audio Equipment                   2,209,810    2,259,185    2,153,922
          Sub-total                       44,545,913   37,070,618   39,541,023
         General corporate assets         22,920,157   24,919,335   23,020,981
          Total                          $67,466,070  $61,989,953  $62,562,004

      Capital Expenditures
         Musical Instruments             $ 1,268,726  $   866,868  $ 1,070,108
         Data Communications               1,908,323      542,030      386,308
         Electronic Assemblies                 5,670       59,850      504,635
         Audio Equipment                      78,000        8,592       85,046
          Total                          $ 3,260,719  $ 1,477,340  $ 2,046,097

      Depreciation and Amortization
         Musical Instruments             $   697,587  $   614,670  $   518,144
         Data Communications                 992,933      618,380      392,108
         Electronic Assemblies               145,948      171,912      139,542
         Audio Equipment                      80,502       73,417       64,845
          Total                          $ 1,916,970  $ 1,478,379  $ 1,114,639

           Intersegment sales are generally priced at cost plus a percentage mark-up, and are generally thought to be marginally less than prices which would be charged for the same product to unaffiliated customers. Intersegment sales are excluded from net sales reported in the accompanying consolidated income statements. Identifiable assets by segment are those assets that are used in the Company's operations within that segment. General corporate assets consist principally of cash and short-term investments.
           The Electronic Assemblies segment derived 68% of its revenues from three customers in 1999 and 1998, and 55% of its revenues from one customer in 1997. The Data Communications segment derived 52% of its revenue from three customers in 1999 and 13% and 12% of its revenue from one customer in 1998 and 1997, respectively. The Company's Musical Instrument and Audio Equipment segments are not dependent on any single customer.

NOTE 16    Investment Income

                                                    December 31,
                                           1999         1998        1997

       Interest Income                  $  935,290  $  887,338   $1,198,362
       Dividend Income                     125,990      94,134      151,250
       Gain on Sale of Investments          67,244     242,227      765,110
        Total                           $1,128,524  $1,223,699   $2,114,722

NOTE 17    Stock Option Plans
           VIR, Inc. (VIR) and Eastern Research, Inc. (ERI) have established employee stock-based compensation plans to assist them in attracting and retaining personnel. The maximum number of these subsidiaries' shares that may be issued under the plans approximates a 15% interest in each of the respective companies. Options are issued at estimated fair market value. The maximum term of the options is 6 years, and they generally vest equally over 4 years.
           As  of  December  31, 1999, total options issued  for  VIR  and  ERI
       represent   9%   and   12%,  respectively,  of  the   shares   currently
       outstanding. Vested options consist of 4% and 5% of the currently outstanding shares of VIR and ERI, respectively.
           No compensation expense was recognized for these plans. Had compensation cost been determined pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been:

                                     1999        1998        1997
           Net income (loss)     $2,775,220   $(686,811)  $3,431,897
           Earnings per share         $2.37      $(0.58)       $2.73

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.

                 (a)            Identification of Directors
                                                               Time Period
                              Date Term                         Position
Name                           Expires       Age  Position         Held

Steven Markowitz             Next Annual     46   Director     Since 1980
                           Meeting in 2000
Eugene Moroz                 Next Annual     76   Director     Since 1968
                           Meeting in 2000
Leonard W. Helfrich (1)      Next Annual     70   Director     1964 - 1968 and
                           Meeting in 2000                     1972 to present
Orville G. Hawk (1)          Next Annual     82   Director     Since 1989
                           Meeting in 2000
Albert F. Schuster (1)       Next Annual     80   Director     Since 1989
                           Meeting in 2000
Martha Markowitz             Next Annual     78   Director     Since 1991
                           Meeting in 2000
Jeffrey L. Schucker (1)      Next Annual     45   Director     Since July 1996
                           Meeting in 2000
Ernest Choquette             Next Annual     46   Director     Since April 1998
                           Meeting in 2000

   (1)  Audit Committee member.

           (b)  Identification of Executive Officers.
                                                                   Time Period
                           Date Term                               Position
Name                        Expires         Age  Position            Held
Steven Markowitz       Next Annual        46   President           1990 to
                        Meeting in 2000                            present
Leonard W. Helfrich    Next Annual        70   Vice President,     1958 - 1968
                        Meeting in 2000        Secretary           and 1971 to
                                                                    present
Barry J. Holben        Next Annual        47   Vice President      October 1995
                        Meeting in 2000                            to present
Dwight A. Beacham      Next Annual        53   Vice President      October 1995
                        Meeting in 2000                            to present
Nathan S. Eckhart      Next Annual        36   Treasurer,          May 1996
                        Meeting in 2000        Assistant Secretary to present


                  (c)  Identification of Certain Significant Employees.

                       Not required to be answered.

                  (d)  Family Relationships.

                        Except  for Martha Markowitz and Steven  Markowitz,
                  who are mother and son, there is no family relationship between any officers or directors of the Company.

                  (e)  Business Experience.

                       (1) Steven Markowitz, Leonard W. Helfrich and Dwight Beacham, have been employees of the Company in executive capacities for at least the last five years.
                             Mr.  Holben  has  been  employed  by  the
                       Company since 1989, spending two years in product development and then serving in various sales capacities.
                             Mr.  Eckhart  has been  employed  by  the
                       Company since 1993, previously serving as Controller. Prior to that time he was a manager for a public accounting firm.
                             Mr. Moroz was employed by the Company for
                       over 50 years, having last held the position of Vice President. He retired from active employment in May 1998 and continues to serve on the Board of Directors.
                             Mr.  Hawk who has been retired more  than
                       five (5) years was formerly Chairman of the Board and President of First National Bank of Allentown.
                             Mr. Schuster is a church director of music
                       and prior to his retirement more than five (5) years
                       ago was a supervisor at Bethlehem Steel Corporation.
                             Mr.  Schucker is currently  President  of
                       Middle  Market Capital Advisors, L.L.C. and formerly
                       a Vice President of Meridian Capital Markets.
                             Mr. Choquette has been a member of the law
                       firm of Stevens & Lee, Reading PA, for almost 20 years and currently serves as Co-Chairman of their Corporate Group.
                             Mrs.  Markowitz  is the widow  of  Jerome
                       Markowitz, the Company's founder, and represents the family interests.

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

             (b)  SUMMARY COMPENSATION TABLE:
                                         Annual Compensation       All Other
                                          Salary     Bonus        Compensation
Name and Principal Position       Year       $          $               $

Steven A. Markowitz, President    1999    126,840       -           42,059 (1)
  (Chief Executive Officer)       1998    105,115    17,000         35,558
                                  1997    100,090    18,598         30,650

Leonard W. Helfrich,              1999    116,416       -
  Vice President - Finance        1998     95,065    16,000
  (Secretary)                     1997     93,624    17,402


(1)-Value of Split Dollar Life Insurance. See Note 7 to the accompanying consolidated financial statements for additional information on this arrangement.

             (f)  Defined Benefit or Actuarial Plan Disclosure.

                   Estimated Annual Benefit obtained from 1999 Actuarial Valuation Report:

                    Steven A. Markowitz     $62,461   Age 46 (1)
                    Leonard W. Helfrich     $42,415   Age 70 (2)


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

             (h)  Employment Contracts and Termination  of
                  Employment and Change in Control Arrangements:

                      There are no employment contracts between
                  the Company and any of the Company's Executive Officers. The Company has established an Executive Bonus Program in the form of executive supplemental retirement plans for the benefit of Mr. Beacham, Mr. Holben and Mr. Eckhart. These plans provide for discretionary company contributions, which vest over a 5 year period, accrue interest at the prime rate, not to exceed 9%, and are payable upon the executives death or retirement.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management

             (a) Voting securities of the registrant owned of record or beneficially by each person who owns of record, or is known by the registrant to own beneficially, more than 5 percent of any class of such securities. Class A Common Shares constitute the only securities with voting rights. Information as of February 29, 2000.
                                          Amount and
                                          Nature of
            Names and           Title of  Beneficial   % of
            Addresses             Class   Ownership    Class
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

             (b)   Each class of equity securities of the registrant  or  any
             of  its   parents   or  subsidiaries,  other  than   directors'
             qualifying shares, beneficially owned directly or indirectly by all directors naming them and directors and officers of the registrant, as a group, without naming them. Information as of December 31, 1999.

                                                    Percent    Percent
                                        Nature of    of         of
                 Class     Class        Beneficial  Class      Class
Directors          A         B          Ownership    A          B

Steven Markowitz     58                 (1) (3)      .07 %
                           13,562       (1) (3)               1.25%
                 81,531*                (2) (4)    97.06 %
                          242,016*      (2) (4)              22.27%

Eugene Moroz                6,290       (1) (3) as
                                        to 6,290
                            6,000       (2) (4) as
                                        to 6,000              1.13%

Leonard W. Helfrich           346       (2) (4)                .03%

Orville G. Hawk                50       (2) (4)                .005%

Martha Markowitz           19,056       (1) (3)               1.75%
                81,531*                 (2) (4)    97.06 %
                          242,016*      (2) (4)              22.27%


                                                    Percent    Percent
All Directors                                         of         of
and Officers     Class     Class                    Class      Class
as a Group         A         B                        A          B

     7          81,589**  287,320**                97.13%**  26.43%


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

                       The  following consolidated financial statements  of
                 Allen  Organ Company and its subsidiaries are included  in
                 Part II, Item 8:

                      Independent Auditors' Reports.

                       Consolidated Balance Sheets as of December 31,  1999
                 and 1998.

                      Consolidated Statements of Income for the years ended
                 December 31, 1999, 1998, and 1997.

                       Consolidated  Statement of Changes in  Stockholders'
                 Equity for the years ended December 31, 1999, 1998, and 1997.

                       Consolidated Statements of cash flows for the  years
                 ended December 31, 1999, 1998, and 1997.

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

                 (a)  (3) Exhibits
                      Exhibit No.    Description
                      2(4)      Plan of acquisition
                      3.1(1)    Articles of Incorporation as amended
                      3.2(2)    Bylaws, as amended
                      10.2(3)   Agreement of Amendment between the Company
                                and Martha Markowitz
                               10.3(5)         Executive Bonus Program  and
                               Endorsement  Split  Dollar  Life   Insurance
                               Agreements  between the Company  and  Dwight
                               A.  Beacham, Nathan S. Eckhart and Barry  J.
                               Holben
                      21       Subsidiaries of the registrant

                     1. Incorporated by reference to the exhibit filed with the Registrants Annual Report on Form 10-K for the year ended December 31, 1984.
                     2. Incorporated by reference to the exhibit filed with the Registrants Quarterly Report on Form 10-Q for the period ended September 30,1996.
                     3. Incorporated by reference to the exhibit filed with the Registrants Annual Report on Form 10-K for the year ended December 31, 1992.
                     4. Incorporated by reference to the exhibit filed with the Registrants Current Report on form 8-K dated August 1, 1995.
                     5. Incorporated by reference to the exhibit filed with the Registrants Quarterly Report on Form 10-Q for the period ended September 30, 1999.


                 (b) Reports on Form 8-K. None filed during fourth quarter of 1999.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ALLEN ORGAN COMPANY



Date: March 14, 2000                                  /s/ STEVEN A. MARKOWITZ
                                                      Steven A. Markowitz
                                                      Chief Executive Officer,
                                                      President and Director


Date: March 14, 2000                                  /s/ LEONARD W. HELFRICH
                                                      Leonard W. Helfrich
                                                      Vice President-Finance,
                                                      and Director, Chief
                                                      Financial and Principal
                                                      Accounting Officer


Date: March 14, 2000                                  /s/ MARTHA MARKOWITZ
                                                      Martha Markowitz
                                                      Director

Date: March 14, 2000                                  /s/ JEFFREY L. SCHUCKER
                                                      Jeffrey L. Schucker
                                                      Director