Form 10-Q
period 2000-03-31
ALLEN ORGAN CO
filed 2000-05-02
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended March 31, 2000

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

                         Yes    X        No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2000:

                    Class A - Voting          84,002  shares
                    Class B - Non-voting   1,086,613  shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements

          Consolidated Condensed Statements of Income for the three months ended March 31, 2000 and 1999

          Consolidated Condensed Balance Sheets at March 31, 2000 and December 31, 1999

          Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2000 and 1999

          Notes to Consolidated Condensed Financial Statements

   Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II    Other Information

   Item 5 Other Information
   Item 6.Exhibits and Reports on Form 8-K

   Signatures

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)


                                                  For the 3 Months Ended:
                                                3/31/2000          3/31/1999


          Net Sales                            $16,808,032         $11,699,573

          Costs and Expenses
            Costs of sales                       9,854,404           8,062,214
            Selling, general and
             administrative                      4,256,717           3,117,433
            Research and development             1,687,055             984,383
              Total Costs and Expenses          15,798,176          12,164,030

          Income (Loss) from Operations          1,009,856            (464,457)

          Other Income and (Expense)
           Interest and other income               267,395             250,466
           Minority interests in
             consolidated subsidiaries              34,601              10,360
              Total Other Income and Expense       301,996             260,826

          Income (Loss) Before Taxes             1,311,852            (203,631)

          Provision for Taxes                      442,000             (67,000)

          Net Income (Loss)                    $   869,852         $  (136,631)

          Basic and Diluted Earnings
          (Loss) Per Share                     $      0.74         $     (0.12)

          Shares Used in Per Share Calculation   1,170,627           1,170,743

          Dividends Per Share - Cash                 $0.14               $0.14

          Total Comprehensive Income (Loss)    $   969,417         $  (184,226)


                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                         March 31,      Dec 31,
                     ASSETS                                2000          1999
                                                       (Unaudited)    (Audited)
Current Assets
  Cash                                               $  3,078,903  $   209,277
  Investments Including Accrued Interest               17,893,949   19,649,433
  Accounts Receivable, net of reserves of
   $343,097 and $300,823, respectively                  7,327,769   10,444,430
  Inventories:
     Raw Materials                                      6,435,860    5,996,302
     Work in Process                                    5,755,164    4,803,969
     Finished Goods                                     6,448,975    5,915,057
      Total Inventories                                18,639,999   16,715,328
  Prepaid Expenses                                        367,135      287,138
  Deferred Income Tax Benefits                            658,869      658,869
     Total Current Assets                              47,966,624   47,964,475
Property, Plant and Equipment                          24,006,175   23,113,797
  Less Accumulated Depreciation                       (12,027,359) (11,684,624)
     Total Property, Plant and Equipment               11,978,816   11,429,173
Other Assets
  Deferred Income Taxes                                    83,486      122,742
  Prepaid Pension Costs                                   427,041      470,154
  Inventory Held for Future Service                       721,596      733,301
  Note Receivable                                       1,516,759    1,111,147
  Cash Value of Life Insurance                          1,721,497    1,721,497
  Goodwill, net                                         3,996,953    3,872,441
  Other Assets                                             37,500       41,140
     Total Other Assets                                 8,504,832    8,072,422
     Total Assets                                     $68,450,272  $67,466,070

         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
  Accounts Payable                                    $ 3,176,285  $ 3,593,708
  Accrued Income Taxes                                    970,182      683,133
  Other Accrued Expenses                                2,363,943    1,927,156
  Customer Deposits                                     1,463,263    1,585,196
     Total Current Liabilities                          7,973,673    7,789,193
Noncurrent Liabilities
  Deferred and Other Noncurrent Liabilities               212,440      179,915
     Total Liabilities                                  8,186,113    7,969,108
Minority Interests                                        140,670      175,271

STOCKHOLDERS' EQUITY
  Common Stock     2000               1999
     Class A   127,232 shares;   127,232 shares           127,232      127,232
     Class B 1,410,761 shares; 1,410,761 shares         1,410,761    1,410,761
  Capital in Excess of Par Value                       12,758,610   12,758,610
  Retained Earnings
     Balance, Beginning                                56,677,650   54,448,760
     Net Income                                           869,852    2,884,488
     Dividends - Cash 2000 and 1999                      (163,887)    (655,598)
     Balance, End                                      57,383,615   56,677,650
  Accumulated other comprehensive income:
     Unrealized Gain on Investments                       421,965      322,400
       Sub-total                                       57,805,580   71,296,653
  Treasury Stock
     2000-43,230 Class A shares;324,148 Class B shares(11,978,694)      --
     1999-43,230 Class A shares;324,052 Class B shares      --     (11,974,962)
  Total Stockholders' Equity                           60,123,489   59,321,691
  Total Liabilities and Stockholders' Equity          $68,450,272  $67,466,070

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       For the 3 Months Ended:
                                                      3/31/2000      3/31/1999
  CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                 $  869,852    $ (136,631)

   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities
     Depreciation and amortization                      520,171       405,135
     Minority interest in consolidated subsidiaries     (34,601)      (10,360)
   Change in assets and liabilities
     Accounts receivable                              3,116,661      (766,062)
     Inventories                                     (1,912,966)      335,744
     Prepaid income taxes                                 --           50,138
     Prepaid expenses                                   (79,997)     (140,623)
     Prepaid pension costs                               43,113        43,116
     Deferred income tax benefits                         --          (55,830)
     Other assets                                         3,640           --
     Accounts payable                                  (417,423)      (20,768)
     Accrued income taxes                               287,049           --
     Accrued expenses                                   436,787       271,364
     Customer deposits                                 (121,933)      (91,611)
     Deferred and other noncurrent liabilities           32,525        78,954
       Net Cash Provided by (Used In)
        Operating Activities                          2,742,878       (37,434)

  CASH FLOW FROM INVESTING ACTIVITIES
     Increase in note receivable                       (405,612)     (411,202)
     Net additions to plant and equipment              (916,522)   (1,014,501)
     Additions to goodwill                             (277,804)     (324,255)
     Net sale of short term investments               1,894,305     1,699,910
       Net Cash Provided by (Used In)
        Investing Activities                            294,367       (50,048)

  CASH FLOWS FROM FINANCING ACTIVITIES
     Reacquired Class A common shares                      --          (3,959)
     Reacquired Class B common shares                    (3,732)          --
     Dividends paid in cash                            (163,887)     (163,900)
       Net Cash Used In Financing Activities           (167,619)     (167,859)

  NET INCREASE (DECREASE) IN CASH                     2,869,626      (255,341)

  CASH, BEGINNING                                       209,277     1,727,554

  CASH, ENDING                                       $3,078,903    $1,472,213

            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
  Cash paid for:
     Income Taxes                                    $  169,750    $   62,400
     Interest                                        $    --       $      --


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

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
    Cash flows from operating activities increased during the three month period ended March 31, 2000, due to higher net income and decreases in accounts receivable primarily in the Data Communications segment. Inventory increased approximately $731,000, $1,058,000 and $135,000 respectively in the Musical Instruments, Data Communications and Audio Equipment segments during the three months ended March 31, 2000.

    Cash flows from investing activities were used to purchase property and equipment including approximately $625,000 in new computer, office and test equipment to support the growth of the Data Communications segment during the three months ended March 31, 2000.

Results of Operations:

Sales and Operating Income

                                                For the 3 Months Ended:
                                               3/31/2000       3/31/1999
      Net Sales to Unaffiliated Customers
              Musical Instruments            $ 6,671,347     $ 6,214,558
              Data Communications              8,058,089       3,734,009
              Electronic Assemblies            1,503,855       1,212,746
              Audio Equipment                    574,741         538,260
               Total                         $16,808,032     $11,699,573

      Intersegment Sales
              Musical Instruments            $    74,042     $    25,312
              Data Communications                    --              850
              Electronic Assemblies               15,577          37,742
              Audio Equipment                      1,182          31,081
               Total                         $    90,801     $    94,985

      Income (Loss) from Operations
              Musical Instruments            $ 1,070,625     $   439,642
              Data Communications                 59,832        (936,897)
              Electronic Assemblies              127,425          91,829
              Audio Equipment                   (248,026)        (59,031)
               Total                         $ 1,009,856     $  (464,457)

Musical Instruments Segment
    Sales increased $456,789 in the first quarter of 2000 when compared to the same period in 1999. This increase is due to higher order volume and a decrease in the order backlog. The order backlog continues to be higher than the same period in 1999.

   Gross profit margins increased to 37.1% of sales in the first quarter of 2000 from 27.9% in the same period in 1999. This increase is primarily due to higher sales over which to absorb fixed costs and savings related to the closure of the Rocky Mount, NC manufacturing plant, at which the Company ceased operations on March 31, 1999.

     Selling,   general  and  administrative  expenses  and  research   and
development expenditures increased slightly when compared to the same period in 1999.

Data Communications Segment
    This segments sales in the first quarter of 2000 increased $4,324,080 when compared to the same period in 1999. Eastern Research, Inc. (ERI) sales increased approximately $3,347,000 to $6,409,000 for the first quarter of 2000. ERI increased its incoming order volume by expanding its customer base and shipping products under OEM agreements with other data communication equipment suppliers. VIR Linear Switch (VIR) sales increased approximately $977,000 to $1,649,000 in the first quarter of 2000. VIR's sales increased primarily due to higher sales of its new TAS DS1 and DS3 products.

    Gross profit margins in the first quarter of 2000 increased to 49.8% compared to 38.8% in the same period of 1999 due to higher sales of ERI's DNX product line and VIR's TAS DS1 and DS3 products.

    Sales and marketing expenditures increased approximately $790,000 (70%) in the first quarter of 2000 when compared to the same period in 1999, reflecting additional sales and marketing efforts initiated to continue to promote the segments products, obtain additional market share and develop new channels of distribution.

    General and administrative expenses increased approximately $187,000 (35%) in the first quarter of 2000 when compared to the same period in 1999, primarily related to additional management and support personnel added at Eastern Research to support its growth.

   Research and development expenses increased approximately $593,000 (83%) in the first quarter of 2000 when compared to the same period in 1999. These expenditures will continue to increase in the future reflecting the commitment to new product development and support.

Electronic Assemblies Segment
    Sales for the first quarter of 2000 increased $291,109 over the same period in 1999 from higher order volume. The gross profit percentage was 15% and 16.5% in the first quarter of 2000 and 1999 respectively. Selling, general and administrative expenses decreased slightly when compared to the same period in 1999.

Audio Equipment Segment
   Sales for the first quarter of 2000 were approximately equal to the same period in 1999. Gross profit margins in the first quarter of 2000 decreased to 37.1% as compared to 43.2% for the same period in 1999, primarily due to additional costs associated with the start up of production of Legacy Audio's new home theater product line introduced late in 1999.

    Selling, general and administrative costs for the period increased in the first quarter of 2000 when compared to the same period in 1999 from higher sales and marketing expenditures.

Other Income and Expense
    Investment income for the three months ended March 31, 2000 was approximately equal to the same period in 1999.

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

PART II    OTHER INFORMATION
  Item 5.  Other Information
   Leonard W. Helfrich who has served as Vice-President and Secretary, retired on March 31, 2000. He will continue to serve on the Board of Directors.

  Item 6.  Exhibits and Reports on Form 8-K

   (b)  Forms 8-K
               1. The Company filed a Form 8-K dated March 7, 2000 announcing that it is exploring strategic alternatives for its subsidiary Eastern Research, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Allen Organ Company
                                              (Registrant)


Date:  May 2, 2000                      /s/ STEVEN MARKOWITZ
                                        Steven Markowitz, President and
                                        Chief Executive Officer


Date:  May 2, 2000                      /s/ NATHAN S. ECKHART
                                        Nathan S. Eckhart, Treasurer,
                                        Secretary and Principal
                                        Accounting Officer