Form 10-Q
period 2000-06-30
ALLEN ORGAN CO
filed 2000-08-04
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended June 30, 2000

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

Number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 2000:

                    Class A - Voting                  84,002  shares
                    Class B - Non-voting           1,086,613  shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements

          Consolidated Condensed Statements of Income for the three and six months ended June 30, 2000 and 1999.

          Consolidated Condensed Balance Sheets at June 30, 2000 and December 31, 1999

          Consolidated Condensed Statements of Cash Flows for the three and six months ended June 30, 2000 and 1999

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

   Item 6.Exhibits and Reports on Form 8-K

   Signatures

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                           For the 3 Months Ended:    For the 6 Months Ended:
                            6/30/2000    6/30/1999     6/30/2000   6/30/1999

Net Sales                  $18,931,735  $13,887,775   $35,739,767  $25,587,348

Cost and Expenses
 Costs of sales             11,180,040    9,008,843    21,034,444   17,071,057
 Selling, general and
  administrative             4,186,916    3,402,701     8,443,633    6,520,134
 Research and
  development                1,777,753    1,140,203     3,464,808    2,124,586
   Total Costs and
    Expenses                17,144,709   13,551,747    32,942,885   25,715,777

Income (Loss) from
 Operations                  1,787,026      336,028     2,796,882     (128,429)

Other income (expense)
 Interest and other
  income                       255,519      216,832       517,414      465,858
 Gain on sale of
  property, plant and
   equipment                     2,748    1,062,101         8,248    1,063,541
 Minority interests in
  consolidated subsidiaries        (98)      11,985        34,503       22,345
 Total Other Income and
  Expense                      258,169    1,290,918       560,165    1,551,744

Income  Before Taxes         2,045,195    1,626,946     3,357,047    1,423,315

Provision for Taxes            689,000      582,000     1,131,000      515,000

Net Income                 $ 1,356,195  $ 1,044,946   $ 2,226,047  $   908,315

Basic and Diluted
 Earnings Per Share              $1.16        $0.89         $1.90        $0.78

Shares Used in Per
 Share Calculation           1,170,621    1,170,727     1,170,621    1,170,727

Dividends Per Share-Cash         $0.14        $0.14         $0.28        $0.28

Total Comprehensive
 Income                    $ 1,234,119  $ 1,038,994   $ 2,203,536  $   854,768

                                      See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                        June 30,      Dec 31,
                    ASSETS                                2000         1999
                                                      (Unaudited)    (Audited)
Current Assets
 Cash                                                 $ 1,455,407  $   209,277
 Investments Including Accrued Interest                18,301,176   19,649,433
 Accounts Receivable, net of reserves of
  $384,597 and $300,823 respectively                    7,535,742   10,444,430
 Inventories:
     Raw Materials                                      6,506,226    5,996,302
     Work in Process                                    5,674,196    4,803,969
     Finished Goods                                     7,464,560    5,915,057
       Total Inventories                               19,644,982   16,715,328
 Prepaid Expenses                                         510,466      287,138
 Deferred Income Tax Benefits                             658,869      658,869
     Total Current Assets                              48,106,642   47,964,475
Property, Plant and Equipment                          24,723,256   23,113,797
 Less Accumulated Depreciation                        (12,395,536) (11,684,624)
     Total Property, Plant and Equipment               12,327,720   11,429,173
Other Assets
 Deferred Income Taxes                                     83,486      122,742
 Prepaid Pension Costs                                    417,904      470,154
 Inventory Held for Future Service                        703,775      733,301
 Note Receivable                                        1,516,759    1,111,147
 Cash Value of Life Insurance                           1,721,497    1,721,497
 Goodwill, net                                          4,117,285    3,872,441
 Other Assets                                              41,140       41,140
     Total Other Assets                                 8,601,846    8,072,422
     Total Assets                                     $69,036,208  $67,466,070

                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
 Accounts Payable                                     $ 3,259,684  $ 3,593,708
 Accrued Taxes on Income                                  338,432      683,133
 Other Accrued Expenses                                 2,204,788    1,927,156
 Customer Deposits                                      1,717,873    1,585,196
     Total Current Liabilities                          7,520,777    7,789,193
Noncurrent Liabilities
 Deferred and Other Noncurrent Liabilities                180,941      179,915
     Total Liabilities                                  7,701,718    7,969,108
Minority Interests                                        140,768      175,271

STOCKHOLDERS' EQUITY
 Common Stock    2000              1999
     Class A   127,232 shares;   127,232 shares           127,232      127,232
     Class B 1,410,761 shares; 1,410,761 shares         1,410,761    1,410,761
 Capital in Excess of Par Value                        12,758,610   12,758,610
 Retained Earnings
     Balance, Beginning                                56,677,650   54,448,760
     Net Income                                         2,226,047    2,884,488
     Dividends - Cash                                    (327,773)    (655,598)
     Balance, End                                      58,575,924   56,677,650
 Accumulated Other Comprehensive Income:
     Unrealized Gain on Investments                       299,889      322,400
      Sub-total                                        73,172,416   71,296,653
 Treasury Stock
     2000-43,230 Class A shares;324,148 Class B shares(11,978,694)      --
     1999-43,230 Class A shares;324,052 Class B shares     --      (11,974,962)
 Total Stockholders' Equity                            61,193,722   59,321,691
 Total Liabilities and Stockholders' Equity           $69,036,208  $67,466,070

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                               For the 3 Months Ended:  For the 6 Months Ended:
                               6/30/2000    6/30/1999    6/30/2000   6/30/1999
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income                     $1,356,195 $1,044,946   $2,226,047   $ 908,315
 Adjustments to reconcile net
  income to net cash provided by
   operating activities
  Depreciation and amortization    488,639    419,077    1,008,810     824,212
  Minority interest in
   consolidated subsidiaries            98    (11,985)     (34,503)    (22,345)
 (Gain) Loss on sale of
  property, plant and equipment     (2,748)(1,062,101)      (8,248) (1,063,541)
 Change in assets and liabilities
   Accounts receivable            (207,973)  (930,808)   2,908,688  (1,696,870)
   Inventories                    (987,162)   (37,297)  (2,900,128)    298,447
   Prepaid income taxes              --       372,518         --       422,656
   Prepaid expenses               (143,331)  (337,285)    (223,328)   (477,908)
   Prepaid pension costs             9,137     43,113       52,250      86,229
   Other assets                     (3,640)      --           --         --
   Deferred income tax benefits      --        24,999         --       (30,831)
   Accounts payable                 83,399    987,803     (334,024)    967,035
   Accrued taxes on income        (631,750)    81,983     (344,701)     81,983
   Accrued expenses               (159,155)  (204,660)     277,632      66,704
   Customer deposits               254,610    331,815      132,677     240,204
   Deferred and other noncurrent
    liabilities                    (31,499)    46,625        1,026     125,579
     Net Cash Provided by
      Operating Activities          24,820    768,743    2,762,198     729,869

CASH FLOW FROM INVESTING
ACTIVITIES
   Increase in note receivable       --          --       (405,612)   (411,202)
   Proceeds from sale of
    property, plant and equipment   13,406  1,375,940       18,906   1,382,717
   Purchases of plant and
    equipment                     (694,909)  (857,047)  (1,611,431) (1,876,885)
   Additions to goodwill          (273,624)    37,253     (551,428)   (287,002)
   Net sale (or purchase) of
    short term investments        (529,303)  (967,790)   1,365,002     732,120
     Net Cash Used In Investing
      Activities                (1,484,430)  (411,644)  (1,184,563)   (460,252)

CASH FLOWS FROM FINANCING
ACTIVITIES
   Reacquired Class B common
    shares                           --          --         (3,732)       --
   Reacquired Class A common
    shares                           --          --            --       (3,959)
   Dividends paid in cash         (163,886)  (163,899)    (327,773)   (327,799)
   Subsidiary stock reacquired
    from minority shareholder        --       (13,238)         --      (13,238)
     Net Cash Used In Financing
      Activities                  (163,886)  (177,137)    (331,505)   (344,996)

NET (DECREASE) INCREASE IN CASH (1,623,496)   179,962    1,246,130     (75,379)

CASH, BEGINNING                  3,078,903  1,472,213      209,277   1,727,554

CASH, ENDING                    $1,455,407 $1,652,175   $1,455,407  $1,652,175

            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
   Income Taxes                 $1,322,750 $  104,000   $1,492,500  $  166,400
   Interest                     $    --    $     --     $      --   $     --

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

2  Financing
   On  June  30,  2000  Eastern Research, Inc. (ERI), a subsidiary  of  the
   Company, entered into a Loan and Security Agreement with a bank. The agreement provides ERI with two credit facilities. The first is a term loan in the amount of $7,000,000 due on July 1, 2001, interest only payable monthly at the LIBOR Market Index Rate plus 1.25%. The proceeds of the term loan were received early in July 2000 and all were used to repay a portion of the inter-company loans due to Allen Organ Company. The second facility is a $5,000,000 revolving line of credit, due on July 1, 2001, interest payable monthly at the LIBOR Market Index Rate plus 1.50%. The line of credit has been obtained to provide ERI with future working capital. Both credit facilities have been guaranteed by Allen Diversified, Inc. and Allen Organ Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
    Cash flows from operating activities increased during the six months ended June 30, 2000 when compared to the same period in 1999, primarily due to increases in operating income in the Musical Instruments segment resulting from higher sales volume. Cash flows from operations decreased during the three months ended June 30, 2000 compared to the same period in 1999 primarily due to increases in inventory in the Data Communications segment.

    Cash flows from investing activities were used to purchase property and equipment including approximately $600,000 and $1,238,000 respectively during the three and six months ended June 30, 2000 for new computer, office and test equipment to support the growth of the Data Communications segment.

    As indicated in Note 2 above, Eastern Research, Inc. has obtained bank financing to provide them with future working capital as well as funds to repay a portion of ERI's inter-company loans due to Allen Organ Company. These financing facilities have been obtained to begin to provide ERI with financial autonomy as the Company considers strategic alternatives for ERI.


Results of Operations:

Sales and Operating Income
                             For the 3 Months Ended:    For the 6 Months Ended:
                              6/30/2000    6/30/1999    6/30/2000     6/30/1999
  Net Sales to
Unaffiliated Customers
     Musical Instruments   $ 7,837,715   $ 6,062,268  $14,509,062  $12,276,826
     Data Communications     7,772,309     6,142,961   15,830,398    9,876,970
     Electronic Assemblies   2,409,061     1,312,392    3,912,916    2,525,138
     Audio Equipment           912,650       370,154    1,487,391      908,414
       Total               $18,931,735   $13,887,775  $35,739,767  $25,587,348

  Intersegment Sales
     Musical Instruments   $   105,948   $    21,189  $   179,990  $    46,501
     Data Communications          --          43,385         --         44,235
     Electronic Assemblies        --            --         15,577       37,742
     Audio Equipment             5,750        12,304        6,932       43,385
       Total               $   111,698   $    76,878  $   202,499  $   171,863

  Income from operations
     Musical Instruments   $ 1,858,932   $   181,019  $ 2,929,557  $   620,661
     Data Communications      (563,261)      200,020     (503,429)    (736,877)
     Electronic Assemblies     472,033        55,293      599,458      147,122
     Audio Equipment            19,322      (100,304)    (228,704)    (159,335)
       Total               $ 1,787,026   $   336,028  $ 2,796,882  $  (128,429)

Musical Instruments Segment
    Sales increased $1,775,447 and $2,232,236 respectively, for the three and six months ended June 30, 2000 when compared to the same periods in 1999 due to higher shipments which decreased the order backlog and changes in product mix to include the shipment of larger organ models.

    The  gross  profit percentage  increased to  41% and 39%  respectively, in the three and six months ended June 30, 2000 from 25% and 27% respectively in the same periods in 1999. This increase is due to higher sales volume over which to absorb fixed costs, changes in product mix, savings realized in connection with closing the Rocky Mount, NC plant on March 31, 1999, as well as other operational improvements.

    Selling, general and administrative, research and development expenses increased slightly during the three and six months ended June 30, 2000 when compared to the same periods in 1999.

Data Communications Segment
    Sales increased $1,629,348 and $5,953,428 respectively, for the three and six months ended June 30, 2000 when compared to the same periods in 1999. Eastern Research, Inc. (ERI) sales increased approximately $1,248,000 and $4,595,000 to $6,825,000 and $13,234,000 respectively, during the three and six months ended June 30, 2000, when compared to the same periods in 1999 due to higher incoming order volume through an expanded customer base. VIR Linear Switch (VIR) sales increased approximately $336,000 and $1,313,000 to $947,000 and $2,596,000
respectively during the three and six months ended June 30, 2000 when compared to the same periods in 1999 primarily due to higher sales of its new TAS DS1 and DS3 products.

    Gross profit margins increased to 47.9% in the first six months of 2000 from 45.3% in the same period of 1999 due to higher sales of ERI's DNX product line and VIR's TAS DS1 and DS3 products. The current quarter gross margin was 45.9% compared to 49.2% in the second quarter of 1999 due to production start-up costs related to new products.

     Sales and marketing expenditures, primarily at ERI, increased approximately $517,000 (36%) and $1,307,000 (51%) respectively for the three and six months ended June 30, 2000 when compared to the same periods in 1999. This was primarily due to continued efforts to promote the ERI's products, obtain additional market share and develop new channels of distribution.

    General and administrative expenses increased approximately $200,000 (36%) and $386,000 (35%) respectively for the three and six months ended June 30, 2000 when compared to the same periods in 1999, primarily related to additional management and administrative personnel added at Eastern Research to support its growth.

    Research and development expenditures, primarily at ERI, increased approximately $574,000 (67%) and $1,167,000 (74%) respectively for the three and six months ended June 30, 2000 when compared to the same periods in 1999. These expenditures will continue to increase in the future reflecting the commitment to new product development.

Electronic Assemblies Segment
   Sales increased $1,096,669 and $1,387,778 respectively for the three and six months ended June 30, 2000 when compared to the same periods in 1999. Gross profit percentages for the three and six months ended increased to approximately 20% as compared to 15% during the same periods in 1999. These increases are due to higher order volume.

    Selling,  general  and  administrative   expenses  for  the  first  six
months of 2000 were approximately equal to the same period in 1999.

Audio Equipment Segment
   Sales increased $542,496 and $578,977 for the three and six months ended June 30, 2000 when compared to the same periods in 1999. Gross profit margins decreased to 38% in the first six months of 2000 as compared to 40% in 1999.

   Selling, general and administrative costs increased during the first six months of 2000 when compared to the same period in 1999 from higher sales and marketing expenditures.

Other Income and Expense
    Investment income increased slightly during the three and six months ended June 30, 2000 when compared to the same period in 1999 due to higher returns on invested funds.

   Gain on Sale of Property, Plant & Equipment for the three and six months ended June 30, 1999 includes approximately $1,068,000 of gains related to the sale of the Rocky Mount, NC facility which was closed on March 31, 1999.

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

PART II    OTHER INFORMATION
   Item 4.     Submission of Matters to a Vote of Security Holders
      (a)      Annual Meeting: April 20, 2000
      (b)      Election of the following directors for a one-year term:
        Steven Markowitz, Eugene Moroz, Leonard Helfrich, Martha Markowitz, Orville Hawk, Albert Schuster, Jeffrey Schucker and Ernest Choquette.
      (c)      In  addition to the election of directors and the waiver
        of   reading  of  the  minutes  of  the  prior  meeting,   the
        shareholders ratified charitable deductions made in 1999 and all contracts, agreements, and employments by the Board of Directors and officers since the previous annual meeting in April 1999. All resolutions were adopted by the vote of all shareholders present, in person or proxy.

   Item 6.  Exhibits and Reports on Form 8-K
      (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Allen Organ Company
                                               (Registrant)

Date:    August 4, 2000                 /s/ STEVEN MARKOWITZ
                                        Steven Markowitz, President and
                                        Chief Executive Officer

Date:    August 4, 2000                 /s/ NATHAN S. ECKHART
                                        Nathan S. Eckhart, Treasurer,
                                        Secretary and Principal
                                        Accounting Officer