Form 10-Q
period 2000-09-30
ALLEN ORGAN CO
filed 2000-11-02
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended September 30, 2000

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

                         Yes    X        No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 2000:

                    Class A - Voting              84,002 shares
                    Class B - Non-voting       1,086,613 shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements

          Consolidated Condensed Statements of Income for the nine months ended September 30, 2000 and 1999

          Consolidated Condensed Balance Sheets
          at September 30, 2000 and December 31, 1999

          Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2000 and 1999

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
                                   (Unaudited)

                          For the 3 Months Ended:     For the 9 Months Ended:
                          9/30/2000     9/30/1999      9/30/2000    9/30/1999

Net Sales                $17,850,297   $15,590,813    $53,590,064  $41,178,161

Cost and Expenses
 Costs of sales           10,958,677     9,483,652     31,993,121   26,554,709
 Selling, general and
  administrative           4,393,068     3,793,895     12,836,701   10,314,029
 Research and
  development              1,883,479     1,422,583      5,348,287    3,547,169
   Total Costs and
    Expenses              17,235,224    14,700,130     50,178,109   40,415,907

Income from Operations       615,073       890,683      3,411,955      762,254

Other Income and (Expense)
 Interest and other income   522,804       228,704      1,040,218      694,562
 Interest expense           (153,261)       --           (153,261)        --
 Gain (loss) on sale of
  property,plant and
   equipment                    (562)       --              7,686    1,063,541
 Minority interests in
  consolidated subsidiaries    8,474        36,331         42,977       58,676
 Total Other Income and
  Expense                    377,455       265,035        937,620    1,816,779

Income Before Taxes          992,528     1,155,718      4,349,575    2,579,033

Provision for Taxes          334,000       414,000      1,465,000      929,000

Net Income               $   658,528   $   741,718    $ 2,884,575  $ 1,650,033

Basic and Diluted
 Earnings Per Share            $0.56         $0.63          $2.46        $1.41

Shares Used in Per
 Share Calculation         1,170,619     1,170,721      1,170,619    1,170,721

Dividends Per Share-Cash       $0.14         $0.14          $0.42        $0.42

Total Comprehensive
 Income                  $   558,461   $   708,258    $ 2,761,997  $ 1,563,026

                             See accompanying notes.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     September 30,    Dec 31,
                    ASSETS                               2000          1999
                                                      (Unaudited)    (Audited)
Current Assets
 Cash                                                $ 1,522,367   $   209,277
 Investments Including Accrued Interest               25,018,346    19,649,433
 Accounts Receivable, net of reserves of
  $416,994 and $300,823 respectively                   7,815,479    10,444,430
 Inventories:
    Raw Materials                                      7,385,397     5,996,302
    Work in Process                                    5,808,795     4,803,969
    Finished Goods                                     6,663,318     5,915,057
     Total Inventories                                19,857,510    16,715,328
 Prepaid Expenses                                        393,617       287,138
 Deferred Income Tax Benefits                            734,478       658,869
   Total Current Assets                               55,341,797    47,964,475
Property, Plant and Equipment                         25,505,467    23,113,797
 Less Accumulated Depreciation                       (12,864,063)  (11,684,624)
   Total Property, Plant and Equipment                12,641,404    11,429,173
Other Assets
 Deferred Income Taxes                                   122,742       122,742
 Prepaid Pension Costs                                   425,755       470,154
 Inventory Held for Future Service                       674,655       733,301
 Note Receivable                                       1,516,759     1,111,147
 Cash Value of Life Insurance                          2,068,347     1,721,497
 Goodwill, net                                         4,250,781     3,872,441
 Other Assets                                             18,592        41,140
   Total Other Assets                                  9,077,631     8,072,422
    Total Assets                                     $77,060,832   $67,466,070


                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
 Notes Payable - Bank                                $ 8,000,000   $     --
 Accounts Payable                                      2,855,858     3,593,708
 Accrued Taxes on Income                                 161,902       683,133
 Other Accrued Expenses                                2,417,617     1,927,156
 Customer Deposits                                     1,627,373     1,585,196
   Total Current Liabilities                          15,062,750     7,789,193
Noncurrent Liabilities
 Deferred and Other Noncurrent Liabilities               277,491       179,915
   Total Liabilities                                  15,340,241     7,969,108
 Minority Interests                                      132,294       175,271

STOCKHOLDERS' EQUITY
 Common Stock    2000             1999
     Class A   127,232 shares;  127,232 shares           127,232       127,232
     Class B 1,410,761 shares;1,410,761 shares         1,410,761     1,410,761
 Capital in Excess of Par Value                       12,758,610    12,758,610
 Retained Earnings
   Balance, Beginning                                 56,677,650    54,448,760
   Net Income                                          2,884,575     2,884,488
   Dividends - Cash                                     (491,659)     (655,598)
   Balance, End                                       59,070,566    56,677,650
 Accumulated other comprehensive income:
   Unrealized Gain on Investments                        199,822       322,400
    Sub-total                                         73,566,991    71,296,653
 Treasury Stock
   2000-43,230 Class A shares;324,148 Class B shares (11,978,694)        --
   1999-43,230 Class A shares;324,052 Class B shares      --       (11,974,962)
   Total Stockholders' Equity                         61,588,297    59,321,691
    Total Liabilities and Stockholders' Equity       $77,060,832   $67,466,070

                             See accompanying notes.

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                               For the 3 Months Ended:  For the 9 Months Ended:
                               9/30/2000    9/30/1999   9/30/2000    9/30/1999
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income                    $ 658,528   $ 741,718   $2,884,575   $1,650,033
 Adjustments to reconcile net
 income to net cash provided by
  operating activities
 Depreciation and amortization   701,991     614,817    1,710,801    1,439,029
 Minority interest in
  consolidated subsidiaries       (8,474)    (36,331)     (42,977)     (58,676)
(Gain) Loss on sale of
 property, plant and equipment       562         --        (7,686)  (1,063,541)
Change in assets and liabilities
 Accounts receivable            (279,737) (1,820,476)   2,628,951   (3,517,346)
 Inventories                    (183,408)   (938,038)  (3,083,536)    (639,591)
 Prepaid income taxes                --          --         --         422,656
 Prepaid expenses                116,849     362,005     (106,479)    (115,903)
 Prepaid pension costs            (7,851)     43,113       44,399      129,342
 Other assets                     22,548         --        22,548        --
 Deferred income tax benefits        --       24,999        --          (5,832)
 Accounts payable               (403,826)    342,207     (737,850)   1,309,242
 Accrued taxes on income        (176,530)    488,951     (521,231)     570,934
 Accrued expenses                212,829     356,473      490,461      423,177
 Customer deposits               (90,500)    134,552       42,177      374,756
 Deferred and other noncurrent
  liabilities                     96,550      59,625       97,576      185,204
   Net Cash Provided by
    Operating Activities         659,531     373,615    3,421,729    1,103,484

CASH FLOW FROM INVESTING
ACTIVITIES
 Proceeds from the sale of
  property, plant and equipment    7,800         --        26,706    1,382,717
 Additions to goodwill          (286,788)   (252,849)    (838,216)    (539,851)
 Increase in note receivable         --      (40,059)    (405,612)    (451,261)
 Purchases of plant and
  equipment                     (870,745)   (755,911)  (2,482,176)  (2,632,796)
 Increase in cash value of
  life insurance                (346,850)   (293,063)    (346,850)    (293,063)
 Net sale (or purchase) of
  short-term investments      (6,932,102)    577,569   (5,567,100)   1,309,689
   Net Cash Used in Investing
    Activities                (8,428,685)   (764,313)  (9,613,248)  (1,224,565)

CASH FLOWS FROM FINANCING
ACTIVITIES
 Proceeds from bank loans      8,000,000         --     8,000,000        --
 Reacquired Class A common shares    --          --         --          (3,959)
 Reacquired Class B common shares    --          --        (3,732)       --
 Dividends paid in cash         (163,886)   (163,900)    (491,659)    (491,699)
 Subsidiary company stock
  reacquired from minority
  shareholders                       --          --         --         (13,238)
   Net Cash Provided By (Used In)
    Financing Activities       7,836,114    (163,900)   7,504,609     (508,896)

NET INCREASE (DECREASE) IN CASH   66,960    (554,598)   1,313,090     (629,977)

CASH, BEGINNING                1,455,407   1,652,175      209,277    1,727,554

CASH, ENDING                  $1,522,367  $1,097,577   $1,522,367   $1,097,577


               SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
   Income Taxes               $  510,811  $  360,000   $2,003,311   $  526,400
   Interest                   $  153,261  $     --     $  153,261   $    --

                             See accompanying notes.

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Interim Financial Statements
  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

  Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's 1999 Annual Report on Form 10-K.

2.Financing
  On June 30, 2000 Eastern Research, Inc. (ERI), a subsidiary of the Company, entered into a Loan and Security Agreement with a bank. The agreement provides ERI with two credit facilities. The first is a term loan in the amount of $7,000,000 due on July 1, 2001, interest only payable monthly at the LIBOR Market Index Rate plus 1.25% (7.8675% at September 30, 2000). The proceeds of the term loan were received in July 2000 and all were used to repay a portion of the inter-company loans due to Allen Organ Company. The second facility is a $5,000,000 revolving line of credit, due on July 1, 2001, interest payable monthly at the LIBOR Market Index Rate plus 1.50% (8.1175% at September 30, 2000). The line of credit has been obtained to provide ERI with future working capital. Outstanding borrowings under the line of credit were $1,000,000 at September 30, 2000. Both credit facilities have been guaranteed by Allen Diversified, Inc. and Allen Organ Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
   Cash flows from operating activities increased during the nine months ended September 30, 2000 when compared to the same period in 1999, primarily due to increases in operating income in the Musical Instruments segment resulting from higher sales volume and operational improvements.

    Cash flows from investing activities were used to purchase property and equipment including approximately $575,000 and $1,735,000 respectively during the three and nine months ended September 30, 2000 for new computer, office and test equipment to support the growth of Eastern Research, Inc.

    As indicated in Note 2 above, Eastern Research, Inc. has obtained bank financing to provide them with future working capital as well as funds to repay $7,000,000 of ERI's inter-company loans due to Allen Organ Company. The proceeds of the term loan were invested in the Company's short-term investment accounts. These financing facilities have been obtained to begin to provide ERI with financial autonomy as the Company considers strategic alternatives for ERI.

Results of Operations:
Sales and Operating Income
                           For the 3 Months Ended:    For the 9 Months Ended
                            9/30/2000    9/30/1999    9/30/2000     9/30/1999
 Net Sales to
  Unaffiliated Customers
   Musical Instruments    $ 6,786,023  $ 7,361,100   $21,295,085   $19,637,926
   Data Communications      8,280,161    6,395,441    24,110,559    16,272,411
   Electronic Assemblies    2,335,438    1,484,956     6,248,354     4,010,094
   Audio Equipment            448,675      349,316     1,936,066     1,257,730
    Total                 $17,850,297  $15,590,813   $53,590,064   $41,178,161

 Intersegment Sales
   Musical Instruments    $    68,022  $     9,716   $   248,012   $    56,217
   Data Communications         57,330      127,069        57,330       171,304
   Electronic Assemblies         --           --          15,577        37,742
   Audio Equipment             10,224        1,931        17,156        45,316
    Total                 $   135,576  $   138,716   $   338,075   $   310,579

 Income (Loss) from Operations
   Musical Instruments    $ 1,090,758  $ 1,108,392   $ 4,020,315   $ 1,729,053
   Data Communications       (786,980)     (74,875)   (1,290,409)     (811,752)
   Electronic Assemblies      376,931      116,315       976,389       263,437
   Audio Equipment            (65,636)    (259,149)     (294,340)     (418,484)
    Total                 $   615,073  $   890,683   $ 3,411,955   $   762,254

Musical Instruments Segment
   Sales decreased $575,077 for the three months ended September 30, 2000 when compared to the same period in 1999. Sales increased $1,657,159 for the nine months ended September 30, 2000, when compared to the same period in 1999, due to improvements in operations that lead to higher shipments which decreased the order backlog.

    The gross profit percentage increased to 34% and 37% respectively, in the three and nine months ended September 30, 2000 from 33% and 29% respectively in the same periods in 1999. This increase is due to higher sales volume over which to absorb fixed costs during the nine months, changes in product mix, savings realized in connection with closing the Rocky Mount, NC plant on March 31, 1999, as well as other operational improvements.

    Selling, general and administrative, research and development expenses remained approximately the same for the three and nine months ended September 30, 2000 when compared to the same periods in 1999.

Data Communications Segment
    Sales increased $1,884,720 and $7,838,148 respectively, for the three and nine months ended September 30, 2000 when compared to the same periods in 1999. Eastern Research, Inc. (ERI) sales increased approximately $2,027,000 and $6,622,000 to $7,638,000 and $20,872,000 respectively, during the three and nine months ended September 30, 2000, when compared to the same periods in 1999, due to higher incoming order volume. ERI continues to add new customers and has also begun to penetrate certain international markets.

    VIR Linear Switch (VIR) sales decreased $212,000 during the three months ended and increased approximately $1,101,000 during the nine months ended September 30, 2000 to $699,000 and $3,295,000 respectively, when compared to the same periods in 1999. The increase for the first nine months of 2000 was primarily due to higher sales of its new TAS DS1 and DS3 products. The decrease for the third quarter of 2000 as compared to the same period of 1999 was mainly a result of long sales cycles for the TAS DS1 and DS3 products.

   Gross profit margins were 46.0% and 47.3% respectively for the three and nine months ended September 30, 2000, as compared to 50.9% and 47.5% in the same periods in 1999. Gross profit margins during the three months ended September 30, 2000 decreased due to production start-up costs and charges incurred to expedite certain electronic component purchases.

   Sales and marketing expenditures increased approximately $655,000 (39%) and $1,962,000 (46%) respectively for the three and nine months ended September 30, 2000 when compared to the same periods in 1999. This was primarily due to continued efforts to promote ERI's products, obtain additional market share and develop new channels of distribution.

    General and administrative expenses increased approximately $164,000 (27%) and $551,000 (32%) respectively for the three and nine months ended September 30, 2000 when compared to the same periods in 1999, primarily relating to additional management and administrative personnel added at ERI to support its growth.

     Research and development expenditures, primarily at ERI, increased approximately $405,000 (35%) and $1,573,000 (58%) respectively for the three and nine months ended September 30, 2000 when compared to the same periods in 1999. These expenditures will continue to increase in the future reflecting the company's commitment to new product development.

   Some of VIR and ERI products are sold to carriers including Competitive Local Exchange Carriers (CLEC). The financial markets have recently lowered the valuations for these types of companies, some of which require continued funding to build out their networks and deliver services. VIR has experienced some delays in completing sales to this sector. ERI has not yet experienced any negative affects, however, future sales to some of these customers may be negatively affected by their ability to raise capital.

    In March of 2000 the Company announced that it was exploring strategic alternatives for ERI. The recent volatility in the technology sector of the financial markets may affect alternatives available and timing for this process.

Electronic Assemblies Segment
   Sales increased $850,482 and $2,238,260 respectively for the three and nine months ended September 30, 2000 when compared to the same periods in 1999, due to increased orders from current customers and the addition of new customers. Gross profit percentages for the three and nine months ended increased to approximately 20% as compared to 15% and 14% respectively during the same periods in 1999 due to higher order volume over which to spread fixed costs and operational improvements.

    Selling, general and administrative expenses for the three and nine months ended September 30, 2000 were approximately equal to the same periods in 1999.

Audio Equipment Segment
    Sales increased $99,359 and $678,336 for the three and nine months ended September 30, 2000 when compared to the same periods in 1999, the result of increased incoming orders and operational improvements. Gross profit margins increased to 42% during the nine months ended September 30, 2000 as compared to 40% in the same period in 1999 due to the increased sales.

    Selling, general and administrative costs increased during the nine months ended September 30, 2000 when compared to the same period in 1999 from higher sales and marketing expenditures.

Other Income and Expense
    Investment income increased during the three and nine months ended September 30, 2000 when compared to the same period in 1999 due to higher returns, gains recognized on investments and higher invested balances.

    Gain on Sale of Property, Plant & Equipment for the nine months ended September 30, 1999 includes approximately $1,068,000 of gains related to the sale of the Rocky Mount, NC facility that was closed on March 31, 1999.

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

    The Company has experienced and expects to continue to experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in global economics and financial markets, changes in the mix of products sold, market acceptance of the Company's and its customer's products or services, competitive pricing pressures, global currency valuations, the availability of electronic components that the Company purchases from suppliers, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses and fluctuations in manufacturing yields. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

PART II    OTHER INFORMATION
   Item 6.     Exhibits and Reports on Form 8-K
          (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Allen Organ Company
                                              (Registrant)

Date:   November 2, 2000            /s/ STEVEN MARKOWITZ
                                    Steven Markowitz, President and
                                    Chief Executive Officer

Date:   November 2, 2000            /s/ NATHAN S. ECKHART
                                    Nathan S. Eckhart, Treasurer, Secretary
                                    and Principal Accounting Officer