Form 10-K
period 2000-12-31
ALLEN ORGAN CO
filed 2001-03-14
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K

     (Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
     For the Fiscal Year Ended December 31, 2000

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on March 9, 2001:

Class A - Voting    84,002                 Class B - Non-voting     1,086,613

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


                                  PART II

5. Market for the Registrants Common Stock and
      Related Security Holder Matters
6. Selected Financial Data
7. Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.   Quantitative and Qualitative Disclosures About Market Risk
8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9. Financial Statements


                                 PART III

10.   Directors and Executive Officers of the Registrant
11.   Executive Compensation
12.   Security Ownership of Certain Beneficial Owners and Management
13.   Certain Relationships and Related Transactions


                                  PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Financial Statement Schedules

Exhibits

                                  PART I
Item 1.   Business

          General developments of business.

                Incorporated in Pennsylvania in 1945, Allen Organ Company and Subsidiaries ("Company") operate in four industry segments:
          Musical Instruments, Data Communications, Electronic Assemblies, and Audio Equipment.
                While there are many factors that may affect the future business of the Company, the Company is particularly concerned with the recent downturn in the economic environment, which may alter or delay customers purchasing decisions in any of the four industry segments that it operates.
                The Company's subsidiary Eastern Research, Inc. (ERI) has had significant growth in recent years. Due to the current weakness in the Data Communications markets the Company foresees significantly less growth during the first half of 2001 as compared to the same period in 2000. Consequently, ERI has developed a plan that reduces and delays planned expenditures to minimize the impact on operating results.
                In  addition,  some  of the Company's  Data  Communications products are sold to carriers including Competitive Local Exchange Carriers (CLEC). The financial markets have significantly lowered the valuations for these types of companies, some of which require continued funding to build out their networks (purchase equipment) and deliver services. The Company has experienced some delays in completing sales to this sector. Future sales to some of these customers may be negatively affected by their ability to raise capital.
                As a result of the above, the Data Communications segments order rate for the first two months of 2001 is less than the same period in 2000. This segment is targeting alternative markets, including international, for its products.
               In March of 2000 the Company announced that it was exploring strategic alternatives for its subsidiary Eastern Research,  Inc.
          (ERI). The recent volatility in the technology sector of the financial markets may affect alternatives available and will extend the timing for this process.

          Industry segments.

                The Company operates in four industry segments: Musical Instruments, Data Communications, Electronic Assemblies, and
          Audio Equipment. For financial information concerning the segments, see Note 15 to the financial statements.

          Description of business.

              Musical Instruments.

                Allen Organ Company is a leading manufacturer of electronic keyboard musical instruments, primarily digital electronic church organs and accessories. This segment accounted for 39%, 47% and 57% of revenue in 2000, 1999 and 1998 respectively.
                The principal market for the Musical Instruments segment is institutions, primarily churches. Sales to the home market make up a smaller portion of this segment's sales. Musical instruments are distributed mostly through dealers, primarily independent retail music stores throughout the United States, with a lesser percentage distributed through dealers internationally. The segment's business is not seasonal.
                The principal raw materials used in the segment's products are electronic components and wood, all of which are readily available from various sources without undue difficulty. Certain electronic components continue to be on allocation by their suppliers. The Company believes that these lead times will be reduced during the current economic slowdown. Also, as life cycles for electronic components have shortened in recent years the Company has had to make special efforts redesigning circuit boards to satisfy the needs of current customers and the long-term needs of past customers. Traditionally organs have longer service requirements than other digital products. At the present time the Company does not expect this issue to significantly affect future product shipments.
                The segment does not engage in any significant amounts of consignments, extended payment terms, or lease guarantees. The Company is contingently liable in connection with certain customers' financing arrangements. See Note 10 to the financial statements. The dollar amounts and number of times the Company has had to honor these repurchase agreements are negligible.
                The Musical Instruments segment is not dependent on any single or small group of customers, the loss of which would have a material adverse effect on the business. The dollar amount of the segment's unshipped order backlog at the end of February 2001 and 2000 was $4.7 million and $7.0 million respectively. All orders are expected to be filled in the current year.
                The electronic organ industry is competitive involving at least five (5) domestic and foreign companies. In addition, there are many small pipe organ companies in the institutional organ market. The organ market consists of two basic divisions, institutional (primarily churches) and home or entertainment. The Company believes it has a major position in the institutional market because of product performance and competitive prices, and a smaller percentage of the home or entertainment market.

              Data Communications.

                The Data Communications segment operates through three majority owned subsidiaries, VIR, Inc., Linear Switch Corporation and Eastern Research, Inc. This segment accounted for 46%, 40% and 27% of revenues in 2000, 1999 and 1998 respectively.
                Data communications products are sold directly to end-user, to wholesale and retail distributors worldwide and under OEM agreements with several customers. The segment maintains an inventory of in-process and finished goods to allow for rapid fulfillment of customer orders which is expected in the industry.
                The principal raw material used in the data communications products are electronic components, which are readily available from various sources without undue difficulty. Certain electronic components have been placed on allocation by the suppliers and order lead times have increased for numerous electronic components. Also, as life cycles for electronic components have shortened in recent years the Company has had to make special efforts redesigning circuit boards to satisfy the needs of current customers and the long-term needs of past customers. At the present time the Company does not expect this to significantly affect future product shipments.
                The data communications segment derived 16% and 13 % of its revenue from one customer in 2000 and 1998 respectively and 52% of its 1999 revenue from three customers.
                VIR, Inc. (VIR) and Linear Switch Corporation (LSC) During 1997, these two companies combined their marketing and research & development functions under the name of "VIR Linear Switch". The companies design, manufacture, and market a number of data communication products including patch and testing equipment, often referred to as tech control products, test access equipment and a matrix switch which can transport high-speed digital signals and allow "any-to-any" connectivity between and among connections. The products are of varying complexity and are used to connect, switch, test and trouble shoot data lines in large computer installations.
                 The  Companies  compete  in  a  relatively  mature  field, producing high quality products at competitive prices. The Companies have approximately four major competitors, all of which are larger than VIR/LSC.
                 With   the  need  for  higher  speed  and  more   reliable
          communications circuits increasing, VIR/LSC introduced in 1998, a new family of products (TAS DS1 and DS3) to provide the ability to access and configure these higher speed circuits for various test procedures. These products require long sales cycles. One type of customer for these products are the Competitive Local Exchange Carriers (CLEC) whose ability to purchase equipment has been hampered due to the economic issues discussed above.
               VIR faces market condition similar to those listed below for ERI. To increase VIR's product visibility in the marketplace the Company will begin to utilize ERI's significantly larger direct sales force to market VIR's TAS products. VIR's TAS products are often sold to the same customers that ERI sells its DNX products. Also, Thomas Infantino, who has been VIR's President since April 1997, will be retiring in April 2001. In order to facilitate the ERI and VIR joint marketing efforts, Mike Doyle, President of ERI, will also assume the position as President of VIR.
                The dollar amount of unshipped order backlog at the end of February 2001 and 2000 was $363,000 and $955,000 respectively. All orders are expected to be filled in the current year.

               Eastern Research, Inc. (ERI)  Designs and markets data inter-
          networking  products.   These  products  enable  network  service
          providers to deliver services to their customers.
                ERI  competes in a growing market that is in excess of  $10
          billion.   However,  the Company's current and projected  product
          lines and sales programs are targeted at only a fraction of  that
          market.   The customer base includes major end-user corporations,
          Network Service Providers, Internet Service Providers and systems integrators. There are many competitors in this market that is dominated by several large data communications companies, such as Cisco Systems, Tellabs and Alcatel. The Company's strategy has been to target existing, yet still growing, market niches with products that provide new features and packaging with attractive pricing.
                ERI initially built its business in the CSU/DSU market  and
          also   developed  router  technology  products.   In  1997,   ERI
          introduced its multi-service access concentrator (DNX) family of products. ERI has expanded this product family and broadened its feature set over the past 3 years and now considers this its flagship product. The DNX revenues represent over 90% of ERI's sales for 2000. In order to properly capitalize on this market's
          opportunities,   ERI   has   implemented   aggressive   marketing
          strategies and increased product development work and will continue to do so in a way that takes into account ERI's needs and the current economic environment
               ERI has expanded its sales efforts in international markets.
          ERI   derived   approximately  23%  of  its  2000  revenue   from
          international markets, primarily the Far East. ERI will continue to pursue growth opportunities in markets outside the United
          States.    The   realization  of  future  business   from   these
          opportunities or from current customers could be adversely affected by currency fluctuations, social and political risks and changes in foreign financial markets and economies.
                ERI has also developed strategic customer relationships  to expand distribution of its products by supplying its multi-service access concentrator product line to other networking companies.
                The dollar amount of unshipped order backlog at the end  of
          February,  2001  and  2000  was $1.0  million  and  $2.0  million
          respectively.   All  orders are expected  to  be  filled  in  the
          current year.
                Due  to  the  current  weakness in  the  telecommunications markets, ERI foresees significantly less growth during the  first
          half   of  2001,  as  compared  to  the  same  period  in   2000.
          Consequently, ERI has developed a plan that reduces and delays planned expenditures to minimize the impact on operating results during this period.
                 At   the   same  time  ERI  has  significant  new  product
          introductions scheduled for 2001 that are designed to enhance the Company's position in the markets served and should create additional sales opportunities for the Company later in the year. During the first quarter of 2001 ERI will launch a new capability for the DNX 4/11 platforms called GR303. GR303 provides voice concentration enabling emerging and incumbent carriers to reduce capital outlay and operating expense for both their back-haul transmission facilities and service platform ports.
                During  the  second quarter of 2001 ERI will launch  a  new product platform-the DNX-88 that will provide carriers the ability to scale their edge or co-location sites to 688 T1/E-1 ports, 24 DS3 and/or 8 OC3/STM1 interfaces, all managed by
          Envision.   Envision  is a comprehensive element  manager  system
          designed to manage and control the DNX family of products and enable service providers to integrate the DNX family with existing OSS platforms. (As a point of comparison, prior to the DNX-88, the largest DNX configuration could scale to only 88 T1/E1 ports.) Also during the second quarter ERI will introduce OC3/STM-1 capability for the DNX family, ERI's first optical interface capabilities to the DNX family.
                The  2001  product enhancements are expected to  strengthen
          both  ERI's  direct  customer and OEM relationships.   They  also
          begin to position ERI as an optical access solution provider helping carriers migrate their T-1/T-3 networks onto the optical backbones already in place and begin to break the bottlenecks in the "last mile".

              Electronic Assemblies.

                Allen Integrated Assemblies (AIA), a division of the Allen Organ Company, provides subcontract manufacture of electronic assemblies for outside customers. The Electronic Assemblies segment is an outgrowth of the technical skills and manufacturing capabilities developed by the Company in its musical instruments business. This segment accounted for 12% of 2000 revenue and 10% of revenue in 1999 and 1998. AIA derived 76% of its revenues from three customers in 2000 and 68% of its revenues from three customers in 1999 and 1998.
                The Electronic Assemblies segment is very competitive with numerous manufacturers offering such services. Customers are generally obtained from a geographic area located close to the manufacturer. In order to improve its contract manufacturing capabilities, the segment is upgrading its manufacturing systems and increasing its sales and marketing efforts.
                The dollar amount of the segment's unshipped order backlog at the end of February 2001 and 2000 was $3.4 million and $1.6 million respectively. All orders are expected to be filled in the current year.

              Audio Equipment.

                 The Audio Equipment segment operates through two subsidiaries, Legacy Audio, Inc and Allen Audio, Inc. This segment accounted for 3%, of revenue in 2000 and 1999 and 6% of 1998 revenue.
                The  principal raw materials used in the segment's products are audio speakers, electronic components and wood, all of which are readily available from various sources without undue difficulty.
                The  Audio Equipment segment is not dependent on any single or small group of customers, the loss of which would have a material adverse effect on the business
                Legacy  Audio, Inc. (LAI) Designs, manufactures and markets high-quality audio speaker cabinets for hi-fi stereo and home theater applications. It also markets electronic audio equipment such as amplifiers that are manufactured to its specifications by third party suppliers.
                The  principal market for LAI's products are consumers  for home use. The segment's products are distributed directly to the customer and through Dealer Audition Sites. This segment's business is not seasonal.
                 The high-end audio market continues to go through significant changes as it evolves from the traditional two-channel to the multi-channel market, which is utilized in home theater applications. Legacy Audio has recently developed and has begun marketing products specifically for the home theater market.
                LAI's  manufacturing facility is currently  operating  near full capacity. Many of their manufacturing needs are similar to those required in the Company's Musical Instruments segment. The Company is building some of LAI's speaker cabinets at its Macungie, PA facility.
                The  Company  competes with several  other  high-end  audio speaker cabinet manufacturers including Martin-Logan, Thiel, B&W, Celestion, and others.
                LAI  is  not  dependent on any single, or small  group,  of customers. The dollar amount of the segment's unshipped order backlog at the end of February 2001 and 2000 was $267,000 and $674,000 respectively. All orders are expected to be filled in the current year.
                Allen  Audio, Inc. (AAI) Designs, manufactures and  markets
          Public Address System products. AAI has developed a PA System mixer utilizing Digital Signal Processor (DSP) technology also used in the Allen digital organs. AAI has also developed a line of speaker cabinets for the PA field. The Company began marketing these PA Systems to mid-sized churches, auditoriums and the like during 1999. These products are being distributed through dealers, primarily in the sound reinforcement business.

           General.

                The Company's working capital is sufficient to meet the normal expansion of inventory and receivables.
                The  Company  spent $7,340,209, $4,910,278, and  $3,478,775 annually in 2000, 1999, and 1998 respectively on research and development. The increases are a result of the Company's ongoing commitment to new product development and support, primarily at Eastern Research.
                The Company and its subsidiaries employ approximately   613
          persons.
               The Company monitors its compliance with applicable federal, state, or local provisions with regard to the environment and implements procedures or modifies its equipment as necessary. The Company does not expect any significant capital additions in the coming year to maintain its compliance.

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
                                                  by  Allen   Organ   Company.
                                                  Operating at approximately
                                                  90% capacity.

        Macungie, Pennsylvania     27,000         International sales,
                                                  exhibition  center,  museum
                                                  and teaching facility. Owned
                                                  by  Allen Organ Company.

      Data Communications:
        Southampton, Pennsylvania  22,000         Administrative, research
                                                  and manufacturing facility.
                                                  Leased until August,  2005.
                                                  Operating at approximately
                                                  80% capacity.

        Moorestown, New Jersey     39,000         Administrative, sales and
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

                In April 1999, the Company sold its manufacturing and sales facility located in Rocky Mount, North Carolina. See Note 2 to the financial statements, for additional information.

Item 3.     Legal Proceedings

               There is no litigation requiring disclosure pursuant to Item 103 of regulation S-K.

Item 4.   Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                  PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

                The Company's Class A voting shares are not registered pursuant to the Securities Exchange Act of 1934 and are not publicly traded. The Company's Class B non-voting stock trades on The NASDAQ Stock Market under the symbol AORGB.

                The high and low bid quotations for each quarter during the last two years as reported by NASDAQ Market Information System is as follows:

                  2000             High           Low

                  First Quarter    85             38 3/8
                  Second Quarter   74             55
                  Third Quarter    71             57 1/4
                  Fourth Quarter   68             44

                  1999             High           Low

                  First Quarter    41 1/8         33
                  Second Quarter   39             33 1/2
                  Third Quarter    40 1/2         35 1/4
                  Fourth Quarter   39 3/4         37

                The Company has 8 Class A Shareholders and 279 Class B Shareholders of record as of March 9, 2001.

                During the past two fiscal years, the Company has declared dividends on both its class A and B shares as follows:

                  Record of Quarterly Dividends Paid in 2000

                  Record Date          Payable   Amount
                  Cash   2/18/2000    3/3/2000    $.14
                  Cash   5/19/2000    6/2/2000    $.14
                  Cash   8/18/2000    9/1/2000    $.14
                  Cash  11/17/2000   12/1/2000    $.14

                  Record of Quarterly Dividends Paid in 1999

                  Record Date        Payable     Amount
                  Cash   2/19/1999    3/5/1999    $.14
                  Cash   5/23/1999    6/6/1999    $.14
                  Cash   8/20/1999    9/3/1999    $.14
                  Cash  11/19/1999   12/3/1999    $.14

Item 6.   Selected Financial Data
                                  Years Ended December 31,
                   2000        1999        1998        1997        1996

Net Sales      $72,516,208  $58,018,742  $44,966,075  $40,348,084  $36,715,128
Net Income
(Loss)         $ 3,954,896  $ 2,884,488  $  (616,711) $ 3,512,142  $ 3,865,876
Earnings (Loss)
per share      $      3.38  $      2.46  $     (0.52) $      2.79  $      2.88
Cash dividends
per share      $       .56  $       .56  $       .56  $       .56  $       .55
At Year End
 Total Assets  $80,807,742  $67,466,070  $61,989,953  $62,562,004  $63,966,646

 Long-Term Debt,
  net of current
   portion     $         0   $        0  $         0  $         0  $         0

        The 2000, 1999, 1998 and 1997 results of operations include Legacy Audio, Inc. acquired April 1, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources:
        The Company continues to maintain a strong financial position and high level of liquidity, which enables it to generate funds internally
     to   meet   operating  needs,  capital  expenditures  and   short-term
     obligations.  Key indicators of the Company's liquidity are  presented below:
                                            December 31,
                                      2000             1999
          Working Capital          $40,957,743      $40,175,282
          Current Ratio               3.3 to 1         6.2 to 1
          Debt to Equity Ratio        .29 to 1         .13 to 1

        As indicated in Note 8 of the financial statements, Eastern Research, Inc. has obtained bank financing to provide them with future working capital as well as funds to repay $7,000,000 of ERI's inter-company loans due to Allen Organ Company. The proceeds of the term loan were invested in the Company's short-term investment accounts. These financing facilities have been obtained to begin to provide ERI with financial autonomy as the Company considers strategic alternatives for ERI.
        Cash flows provided by operating activities increased during 2000 as compared prior years primarily due to increases in operating income in the Musical Instruments segment resulting from higher sales volume and operational improvements.
        Cash flows provided by operating activities decreased during 1999 as compared to 1998 primarily due to a $3,075,000 increase in accounts receivable and $2,800,000 increase in inventory at Eastern Research, Inc. as a result of that subsidiaries growth.
        Cash flows used in investing activities during 2000 were used to purchase approximately $3,157,000 in plant and equipment including approximately $2,148,000 for leasehold improvements and new computer, office and test equipment to support the growth of Eastern Research, Inc.
        Cash flows used in investing activities during 1999 were used to purchase approximately $3,260,000 in plant and equipment including $775,000 for a new air handling system in the wood and metal finishing area and $150,000 for a new automated router in the woodworking area of the Macungie, PA plant. Plant and equipment purchases of approximately $1,567,000 in the Data Communications segment are primarily related to leasehold improvements, new computers, office and test equipment to support the growth of Eastern Research.
        Cash flows used in investing activities during 1998 were used to purchase approximately $925,000 in machinery and equipment to be used in the Musical Instruments and Electronic Assemblies segments including approximately $200,000 for hardware and software related to new information systems. The Data Communications segment used approximately $552,000 primarily related to computer, office and test equipment purchased to support the growth of Eastern Research.

     Results of Operations:

     Sales and Operating Income
        Consolidated sales for 2000 and 1999 increased $14,497,466 (25%) and $13,052,667 (29%) respectively when compared to the prior year primarily due to higher sales at Eastern Research, Inc (ERI) as well as in the Musical Instruments segment. ERI increased its incoming order volume primarily by expanding its customer base.

                                            December 31,
                                2000            1999            1998
        Net Sales
        Musical Instruments
         Domestic            $24,422,709     $23,769,362     $21,748,131
         Export                3,635,123       3,563,383       3,676,981
          Total               28,057,832      27,332,745      25,425,112
        Data Communications
         Domestic             25,556,745      22,149,842      11,036,926
         Export                7,764,597       1,146,137       1,261,029
          Total               33,321,342      23,295,979      12,297,955
        Electronic Assemblies
         Domestic              8,624,199       5,650,917       4,727,975
        Audio Equipment
         Domestic              2,323,865       1,651,566       2,422,507
         Export                  188,970          87,535          92,526
          Total                2,512,835       1,739,101       2,515,033

        Total                $72,516,208     $58,018,742     $44,966,075

        Income (Loss) from Operations
        Musical Instrument   $ 5,029,871     $ 2,950,251     $   795,773
        Data Communications   (2,063,221)       (805,738)     (3,397,020)
        Electronic Assemblies  1,284,806         430,031         326,609
        Audio Equipment         (429,386)       (761,688)         (9,846)
         Total               $ 3,822,070     $ 1,812,856     $(2,284,484)

     Musical Instruments Segment

        The increases in domestic sales reflect continuing customer acceptance of the Company's products based on Renaissance technology. In addition, churches, which are the primary customer for the segments products, have also been the beneficiary of the strong US economy and financial markets, which has increased the segments order volume during these same periods. As discussed above, the recent downturn in economic and financial markets may affect future order volume.
        Export sales were approximately equal for the three years ended December 31, 2000. Foreign markets continue to be affected by unfavorable economic conditions in certain world markets, particularly Far East countries, and changes in the value of the US dollar compared to foreign currencies.
        In recent years the Company has entered a different subset of the institutional organ market that includes the sale of its organ consoles and control electronics to customers that want to retain their wind-blown pipes. In the past this market was served by pipe organ manufacturers and local pipe organ maintenance organizations. The Company's ability to produce both the wood cabinetry and digital electronics gives it an advantage in this market.
        Gross profit margins on sales were 36.5%, 30.5% and 24.6% for the three years ended December 31, 2000. These increases in gross profit are a result of higher sales volume and business improvement programs, which included implementation of new information systems, up-graded production and product planning processes and the closure of the North Carolina production facility consolidating all organ production at the Macungie, PA facility.
        Selling and advertising expenses for 2000 remained approximately equal to 1999. General and administrative expenses decreased in 2000 due to lower personnel requirements and related benefits. Selling, administrative and other expenses increased approximately $200,000 in 1999, due to increased selling costs associated with the higher sales volume.
        Research and development expenses increased approximately $264,000 and $151,000 in 2000 and 1999 respectively. These increases are primarily due to increases in personnel to continue new product development.

     Data Communications Segment

        Domestic sales increased $3,406,903 and $11,112,916 in 2000 and 1999 respectively. International sales increased $6,618,460 during 2000, primarily from sales to two customers in the Far East and decreased slightly during 1999. These increases are related to higher sales at Eastern Research, Inc. The Company significantly increased its investment in the sales, marketing and research and development efforts at Eastern Research and will continue to do so in a way that takes into account ERI's needs and the current economic environment. These additional efforts are focused on expanding the Company's product offering, and its channels of distribution and targeting markets, including foreign, for the Company's products. The segment has developed strategic relationships with customers to expand their channels of distribution through OEM agreements.
        Gross profit margins were 47%, 48% and 41% for the past three years ended December 31, 2000. The 2000 gross margin decreased primarily due to lower margins at VIR, Inc. that related to higher overhead costs. The 1999 increase was due to higher sales of ERI's DNX product line. While the companies strive to maintain profit margins by developing products that offer more features, the industry is competitive which often results in pricing changes to obtain and maintain market share.
        Selling expenses increased approximately $2,500,000 and $2,200,000 in 2000 and 1999 respectively, reflecting the additional sales and marketing efforts at ERI. Selling expenses will continue to increase in line with the philosophy outlined above.
        Administrative expenses increased approximately $900,000 in 2000 primarily related to additional management and administrative personnel added at ERI to support its growth. Administrative expenses remained approximately unchanged during 1999 when compared to 1998.
        Research and development expenses were $5,911,740, $3,759,183 and $2,464,808 for the years ended December 31, 2000, 1999 and 1998, respectively primarily related to ERI. The segment is committed to new product development and support and expects these expenditures to increase in the future, again in line with the philosophy outlined above.

     Electronic Assemblies Segment

        Sales increased during 2000 and 1999 from higher incoming order volume. This segment has focused its sales efforts on larger customers whose products require a high degree of quality and the broad range of manufacturing services available at AIA.
        Gross profit margins were 19.5%, 15.2% and 13.6% for the three years ended December 31, 2000. These increases are due to higher order volume over which to absorb fixed costs and changes in product mix.
        Selling, general and administrative expenses decreased slightly in 2000 when compared to 1999 and increased $115,000 in 1999 when compared to 1998. The segment continues its marketing efforts and has begun to diversify its customer base. The Company continues to improve its production capabilities to offer state of the art manufacturing services to its customers.

     Audio Equipment Segment

        Sales for the year ended December 31, 2000 increased approximately $773,000 when compared to 1999 and decreased $775,000 in 1999 when compared to 1998.
        Gross profit margins were 43.5%, 38.1% and 39.6% for the years ended December 31, 2000, 1999 and 1998, respectively. The 2000 increase is attributable to higher sales volume over which to absorb fixed costs.
        Selling, general and administrative costs increased approximately $82,000 during 2000 as compared to 1999 resulting from increased sales and marketing efforts and additional administrative personnel added to support the company's growth.
        As previously discussed, the Company has developed a line of Public Address System products and in connection therewith has formed Allen Audio, Inc. to continue development, establish marketing and distribution for these products. Allen Audio began shipping units in late 1999. Allen Audio continues to build a dealer network and has initiated marketing programs to promote the Company's products.

     Other Income (Expense)

        Investment income for the year ended December 31, 2000 increased when compared to 1999 due to higher returns on investments and higher invested balances. These increases were offset by interest expense on short-term financing related to Eastern Research and other expenses. The 2000, 1999, and 1998 amounts include $17,684, $67,244 and $242,227 of realized capital gains respectively.
        The 1999 Gain (loss) on sale of property, plant and equipment includes approximately $1,068,000 of gains related to the sale of the Rocky Mount, North Carolina facility

     Income Taxes

        The effective tax rate was 22.4%, 30.6% and 55.4% in 2000, 1999 and 1998 respectively. These decreases are due to higher tax credits and other non-taxable items.

     Factors that May Affect Operating Results

        The statements contained in this report on Form 10-K that are not purely historical are forward looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's marketing and product development strategy, statements regarding future production capacity. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinions only as of the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2001. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.
        The Company has experienced and expects to continue to experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in global economics and financial markets, changes in the mix of products sold, market acceptance of the Company's and its customer's products, competitive pricing pressures, global currency valuations, the availability of electronic components that the Company purchases from suppliers, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses and fluctuations in manufacturing yields. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.
        See Note 1 to the financial statements for information concerning the effects of changes in accounting policies.

Item 7A    Quantitative and Qualitative Disclosures About Market Risk.

        Financial instruments that potentially subject the Company to market and/or credit risk consist principally of short-term investments and trade receivables. The Company places substantially all of its investments in mutual funds holding federal, state and local government obligations and, by policy, limits the amount of credit exposure in any one investment. The Company's Musical Instruments segment sells most of its products through established dealer networks. The Data Communications segment sells most of their products directly to end-users, to wholesale and retail distributors worldwide and under OEM agreements with other data communications companies. The market and credit risk associated with related receivables is limited due to the large number of dealers and distributors and their geographic dispersion. The Company has no other material exposure to market risk.

Item 8.    Financial Statements
        See Item 14 for index.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        There were no reportable events as described in Item 304(b).


KPMG
4905 Tilghman Street
Allentown, PA 18104



                       INDEPENDENT AUDITORS' REPORT


The Board of Directors
 and Stockholders
Allen Organ Company


      We have audited the accompanying consolidated balance sheets of Allen Organ Company and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows and the related financial statement schedule for each of the years in the three year period ended December 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We  conducted  our  audits  in  accordance  with  auditing  standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allen Organ Company and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP




Allentown, PA
February 7, 2001

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31
                     ASSETS                               2000         1999
CURRENT ASSETS
 Cash                                                $  2,712,368  $   209,277
 Investments including accrued interest                24,694,377   19,649,433
 Accounts receivable, net of allowance for
  doubtful accounts of $428,791 in 2000
     and $300,823 in 1999                              10,285,659   10,444,430
 Inventories                                           19,808,173   16,715,328
 Prepaid income taxes                                      13,972          --
 Prepaid expenses                                         304,342      287,138
 Deferred income tax benefits                           1,094,701      658,869
     Total Current Assets                              58,913,592   47,964,475

PROPERTY, PLANT AND EQUIPMENT, NET                     12,523,133   11,429,173

OTHER ASSETS
 Prepaid pension costs                                    506,702      470,154
 Inventory held for future service                        690,657      733,301
 Note receivable                                        1,556,721    1,111,147
 Cash value of life insurance                           2,034,867    1,721,497
 Deferred income tax benefits                             398,476      122,742
 Goodwill, net                                          4,165,002    3,872,441
 Other assets                                              18,592       41,140
     Total Other Assets                                 9,371,017    8,072,422
     Total Assets                                     $80,807,742  $67,466,070

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable - Bank                                 $ 8,700,000  $      --
 Accounts payable                                       3,448,119    3,593,708
 Accrued income taxes                                        --        683,133
 Other accrued expenses                                 2,816,102    1,927,156
 Customer deposits                                      2,991,628    1,585,196
     Total Current Liabilities                         17,955,849    7,789,193

NONCURRENT LIABILITIES
 Deferred and other noncurrent liabilities                310,016      179,915
     Total Liabilities                                 18,265,865    7,969,108

MINORITY INTERESTS                                        106,976      175,271

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Common stock, par value $1 per share
 Authorized
     Class A Voting Shares-400,000 in 2000 and 1999
     Class B Non-Voting Shares-3,600,000 in 2000 and 1999
 Issued           2000                1999
     Class A   127,232 shares;   127,232 shares           127,232      127,232
     Class B 1,410,761 shares; 1,410,761 shares         1,410,761    1,410,761
      Total Common Stock                                1,537,993    1,537,993
 Capital in excess of par value                        12,758,610   12,758,610
 Retained earnings                                     59,977,002   56,677,650
 Accumulated other comprehensive income:
     Unrealized gain on investments, net                  139,990      322,400
      Sub-total                                        74,413,595   71,296,653
 Less cost of common shares in treasury
     2000 - 43,230 Class A shares and
           324,148 Class B shares                     (11,978,694)       --
     1999 - 43,230 Class A shares and
           324,052 Class B shares                            --    (11,974,962)
 Total Stockholders' Equity                            62,434,901   59,321,691
 Total Liabilities and Stockholders' Equity           $80,807,742  $67,466,070

          See accompanying notes to Consolidated Financial Statements.


              ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                                             Years Ended December 31,
                                         2000          1999            1998

NET SALES                            $72,516,208    $58,018,742    $44,966,075
COSTS AND EXPENSES
  Cost of sales                       43,730,716     36,793,515     31,870,469
  Selling, administrative and
   other expenses                     17,623,213     14,502,093     11,486,315
  Research and development             7,340,209      4,910,278      3,478,775
  Costs to close Rocky Mount plant         --             --           415,000
   Total Costs and Expenses           68,694,138     56,205,886     47,250,559

INCOME (LOSS) FROM OPERATIONS          3,822,070      1,812,856     (2,284,484)
OTHER INCOME (EXPENSE)
  Investment income                    1,542,347      1,128,524      1,223,699
  Interest expense                      (320,942)         --             --
  (Loss) gain on sale of property,
    plant and equipment                  (58,288)     1,063,722         (8,153)
  Other income (expense), net             20,414         (9,593)        21,078
  Minority interests in
   consolidated subsidiaries              68,295        112,979         61,958
    Total Other Income                 1,251,826      2,295,632      1,298,582

INCOME (LOSS) BEFORE TAXES             5,073,896      4,108,488       (985,902)
PROVISION FOR TAXES
  Current                              1,736,000      2,030,000        (11,000)
  Deferred                              (617,000)      (806,000)      (646,000)
   Total Provision for Taxes           1,119,000      1,224,000       (657,000)

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                            $ 3,954,896    $ 2,884,488    $  (328,902)

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE
(net of income tax benefit of
 $183,000)                                 --             --          (287,809)

NET INCOME (LOSS)                    $ 3,954,896    $ 2,884,488    $  (616,711)

OTHER COMPREHENSIVE INCOME (LOSS),
 NET OF TAX
  Unrealized gains on investments:
   Unrealized (loss)  gains arising
    during period                    $  (171,313)   $   230,132    $   162,874
   Less:  reclassified adjustment
    for gains included in income         (11,097)       (42,068)      (157,012)
Other comprehensive income (loss)       (182,410)       188,064          5,862
COMPREHENSIVE INCOME (LOSS)          $ 3,772,486    $ 3,072,552    $  (610,849)

BASIC AND DILUTED EARNINGS PER SHARE:
Net income (loss) before cumulative
 effect of change in accounting
 principle                           $      3.38    $      2.46    $     (0.28)
Cumulative effect of change in
 accounting principle                      --              --            (0.24)

NET INCOME (LOSS)                    $      3.38    $      2.46    $     (0.52)

  See accompanying notes to Consolidated Financial Statements.


                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Common Stock                   Capital
                                                                     in
                                Class A             Class B          Excess of
                            Shares    Amount    Shares     Amount    Par Value

Balance-December 31, 1997   127,232  $127,232  1,410,761 $1,410,761 $12,758,610

Balance-December 31, 1998   127,232  $127,232  1,410,761 $1,410,761 $12,758,610

Balance-December 31, 1999   127,232  $127,232  1,410,761 $1,410,761 $12,758,610

Balance-December 31, 2000   127,232  $127,232  1,410,761 $1,410,761 $12,758,610

                                         Accumulated
                                         Other
                             Retained    Comprehensive      Treasury Stock
                             Earnings    Income            Shares    Amount

Balance-December 31, 1997  $55,725,180    $128,474        357,275  $11,618,425
Net Loss                      (616,711)
Reacquired Class B Shares                                   9,897      352,578
Change in unrealized gain
  on securities available
  for sale                                   5,862
Cash dividend paid
 ($.56 per share)             (659,709)

Balance-December 31, 1998  $54,448,760    $134,336        367,172  $11,971,003

Net Income                   2,884,488
Reacquired Class A Shares                                     110        3,959
Change in unrealized gain
 on securities available
 for sale                                  188,064
Cash dividend paid
 ($.56 per share)             (655,598)

Balance-December 31, 1999  $56,677,650    $322,400        367,282  $11,974,962

Net Income                   3,954,896
Reacquired Class B Shares                                      96        3,732
Change in unrealized gain
 on securities available
 for sale                                 (182,410)
Cash dividend paid
 ($.56 per share)             (655,544)

Balance-December 31, 2000  $59,977,002    $139,900        372,378  $11,978,694

       See accompanying notes to Consolidated Financial Statements.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
                                            2000          1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                      $3,954,896    $2,884,488   $ (616,711)
  Adjustments to reconcile net income
   (loss) to net cash provided by
    operating activities
  Depreciation and amortization           2,519,496     1,916,970    1,478,379
  Minority interest in consolidated
   subsidiaries                             (68,295)     (112,979)     (61,958)
  Cumulative effect of change in
   accounting principle (excluding
   income tax effects)                          --          --         470,809
  Loss (Gain) on sale of property,
   plant and equipment                       58,288    (1,063,722)       8,153
  Gain on sale of investments               (17,684)      (67,244)    (242,227)
  Change in assets and liabilities
   Accounts receivable                      158,771    (3,375,842)  (1,336,156)
   Inventories                           (3,050,201)   (1,724,698)   3,459,802
   Prepaid income taxes                     (13,972)      422,656     (189,761)
   Prepaid expenses                         (17,204)      224,816      (28,654)
   Deferred income tax benefits            (711,566)     (474,799)    (306,812)
   Prepaid pension costs                    (36,548)      172,455      152,498
   Other assets                              22,548       (34,641)         --
   Accounts payable                        (145,589)    2,031,276      649,322
   Accrued income taxes                    (683,133)      683,133          --
   Other accrued expenses                   888,946       504,871      730,003
   Customer deposits                      1,406,432        57,767      219,428
   Deferred and other noncurrent
    liabilities                             130,101      (100,589)    (514,851)
     Net Cash Provided by Operating
      Activities                          4,395,286     1,943,918    3,871,264
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash proceeds from sale of investments
   classified as available for sale       9,908,680     5,993,248    2,526,721
  Cash paid for purchase of investments
   classified as available for sale     (15,118,347)   (5,399,027)  (2,226,644)
  Increase in cash value of life
   insurance                               (313,370)     (321,163)    (277,839)
  Increase in note receivable              (445,574)     (451,261)    (456,329)
  Additions to goodwill                    (906,700)     (733,194)    (238,534)
  Cash proceeds from sale of property,
   plant and equipment                      100,206     1,382,716       28,170
  Cash paid for purchase of property,
   plant and equipment                   (3,157,814)   (3,260,719)  (1,477,340)
     Net Cash Used In Investing
      Activities                         (9,932,919)   (2,789,400)  (2,121,795)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank loans                8,700,000          --             --
  Dividends paid in cash                   (655,544)     (655,598)    (659,709)
  Reacquired Class B common shares           (3,732)         --       (352,578)
  Subsidiary company stock reacquired
   from minority stockholders                  --         (13,238)     (29,976)
  Reacquired Class A common shares             --          (3,959)          --
   Net Cash Provided by (Used in)
    Financing Activities                  8,040,724      (672,795)  (1,042,263)
NET INCREASE (DECREASE) IN CASH           2,503,091    (1,518,277)     707,206

CASH, JANUARY 1                             209,277     1,727,554    1,020,348

CASH, DECEMBER 31                        $2,712,368    $  209,277   $1,727,554

           SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

  Cash paid for income taxes             $2,535,061    $1,625,400   $  167,050
  Cash paid for interest                 $  320,942    $     --     $       --

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
           Subsidiary Name               Ownership %
         Allen Audio, Inc.                 100.00%
         Allen Diversified, Inc.           100.00%
         Allen Organ International, Inc.   100.00%
         Eastern Research, Inc.             92.52%
         Legacy Audio, Inc.                 75.00%
         Linear Switch Corporation          92.20%
         Rocky Mount Instruments, Inc.     100.00%
         VIR, Inc.                          98.84%

     Revenue and Cost Recognition:
        The Company's financial statements are prepared using the accrual method of accounting. In accordance with this method of accounting, revenue is recognized in the period in which it is earned and expenses are recognized in the period in which they are incurred. Revenue on product shipments is recognized when title has transferred pursuant to shipping terms with the Company's customers. All revenue and expenses which are applicable to future periods have been presented as deferred or prepaid on the accompanying financial statements.

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

     Goodwill:
        Goodwill represents the excess of cost over the net assets of acquired subsidiaries. Goodwill is amortized on a straight-line basis over various periods generally from 5 - 20 years and is presented net of accumulated amortization of $1,837,816 and $1,275,630 at December 31, 2000 and 1999
     respectively. The carrying value of goodwill for each business is continually reviewed to assess its recoverability from future operations of the acquired subsidiaries, based on future cash flows (undiscounted) expected to be generated by such operations. Any impairment in value indicated by the assessment would be computed based on discounted cash flows and charged against current operations.

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

NOTE 2 Sale of Manufacturing Facility
        In April 1999 the Company sold its manufacturing plant located in Rocky Mount, North Carolina for $1,360,000 (net of selling expenses) and recognized a gain on the sale of approximately $1,068,000. The Company announced the closing of this facility in October 1998 at which time the Company accrued termination costs of $415,000 all of which has been paid as of December 31, 2000. The Company ceased operations at this facility effective March 31, 1999 and consolidated all of its Musical Instruments production into its manufacturing facility in Macungie, PA.

NOTE 3  Investments

       The cost and fair value of investments in debt and equity securities are as follows:


                                             Gross       Gross
                                Amortized  Unrealized  Unrealized       Fair
                                  Cost       Gains       Losses         Value

      December 31, 2000
      Available for sale
      Equity securities        $   129,315  $   --     $ 100,067  $    29,248
      Mutual Funds
        Short Term Gov't Funds  13,345,217   138,061        --     13,483,278
        Municipal Bond Funds     7,769,342    68,453          57    7,837,738
        Equity Funds             3,229,923   233,541     119,351    3,344,113
      Totals                   $24,473,797  $440,055    $219,475  $24,694,377

      December 31, 1999
      Available for sale
      Equity securities        $   129,311  $    218    $ 88,966  $    40,563
      Mutual Funds
        Short Term Gov't Funds   9,854,584      --        97,841    9,756,743
        Municipal Bond Funds     5,873,745      --       211,713    5,662,032
        Equity Funds             2,211,262   895,833        --      3,107,095
      U.S. Treasury Bills        1,083,000      --          --      1,083,000
      Totals                   $19,151,902  $896,051    $398,520  $19,649,433

        Marketable debt securities have an average contractual maturity of approximately 1 year or less.
        Realized gains and losses are determined based on the original cost of these investments using a first-in, first-out method. During 2000, 1999 and 1998, sales proceeds and gross realized gains and losses on securities classified as available for sales were:

                                  2000           1999          1998

     Sales proceeds           $9,908,680     $5,993,248     $2,526,721

     Gross realized losses    $   37,974     $   60,606     $      --

     Gross realized gains     $   55,658     $  127,850     $  242,227

        The change in net unrealized holding gains on securities available for sale in the amount of $276,948, $285,677, and $8,697 net of deferred tax expense of $94,538, $97,613, and $2,835 has been included in other comprehensive income in stockholders' equity for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 4 Inventories
                                                   December 31,
                                                2000        1999
           Finished goods                  $ 5,950,327   $ 5,915,057
           Work in process                   6,172,954     4,803,969
           Raw materials                     7,684,892     5,996,302
            Totals                         $19,808,173   $16,715,328

           Inventory is net of allowance for obsolete and slow moving items of $2,451,587 and $2,214,159 at December 31, 2000 and 1999, respectively.
           The Company also maintains an inventory of various parts to be used to service musical instruments as future needs arise which are reported as a noncurrent asset and are net of allowance for obsolete and slow moving items of $196,000 at December 31, 2000 and 1999.

NOTE 5 Property, Plant and Equipment
                                                                      Estimated
                                                December 31,            Useful
                                               2000         1999         Lives
           Land and improvements          $ 2,407,298  $ 2,369,994      10 yrs
           Buildings and improvements       8,955,230    8,636,998    2-40 yrs
           Machinery and equipment          9,993,291    8,629,366    5-10 yrs
           Office furniture and equipment   4,341,718    3,283,352     3-8 yrs
           Vehicles                           164,244      194,087       4 yrs
            Sub-total                      25,861,781   23,113,797
           Less accumulated depreciation   13,338,648   11,684,624
            Total                         $12,523,133  $11,429,173

           Depreciation   expense   charged  to  operations   was   $1,897,715,
       $1,424,189 and $1,044,393 in 2000, 1999 and 1998 respectively.

NOTE 6 Note Receivable
           The  Company  has  entered  into  two  Split-Dollar  Life  Insurance agreements with its President who is the insured and owner of the policies. The policy owner shall pay the portion of the premiums equal to the value of the economic benefit determined in accordance with applicable IRS Revenue Rulings. The Company shall pay the balance of the net premiums, which approximates $450,000 annually.
           The agreements provide that the Company shall be entitled to recover the amount of premiums paid out of the built up cash value upon termination of the agreement or out of the proceeds upon the death of the insured. As security for repayment the Company is a collateral assignee of the policy to the extent of any such unreimbursed premiums. The Company is also secured by the personal obligation of its President. The note receivable exceeds the cash surrender value of these policies by approximately $483,000 and $415,000 at December 31, 2000 and 1999, respectively.

NOTE 7 Income Taxes
           The provision for income taxes consists of the following:
                  2000                    1999                    1998
         Currently                Currently               Currently
          Payable     Deferred     Payable    Deferred    Payable     Deferred

Federal  $1,392,000 $ (251,000)  $1,620,000  $ (658,000)  $(151,000) $(420,000)
State       344,000   (366,000)     410,000    (148,000)    125,000   (394,000)
 Total   $1,736,000 $ (617,000)  $2,030,000  $ (806,000)  $ (26,000) $(814,000)

           The total 1998 tax benefit of $840,000 is included in current and deferred taxes on income and in the tax effect of the cumulative effect of change in accounting principle on the consolidated statements of income.
           A reconciliation of the provision for income taxes with the statutory rate follows:
                          2000               1999                1998
  Statutory provision for
   federal income tax  $1,702,000  34.0%  $1,359,000  34.0%  $ (516,000)  34.0%
  State taxes, net of
   federal tax benefits   (14,000) (0.3)      73,000   1.8     (177,000)  11.7
  Tax credits            (325,000) (6.5)    (179,000) (4.5)        --      --
  Tax-exempt income      (106,000) (2.1)    (110,000) (2.8)     (97,000)   6.4
  Exempt income of foreign
   sales corporation     (151,000) (3.0)     (77,000) (1.9)     (61,000)   4.0
  Other items, net         13,000   0.3       58,000   1.5       11,000   (0.7)
  Effect of change in
   state valuation allowance
    of deferred tax asset    --     --       100,000   2.5         --      --
     Total             $1,119,000  22.4%  $1,224,000  30.6%  $ (840,000)  55.4%

           The following temporary differences give rise to the net deferred tax asset at December 31, 2000 and 1999.
                                                       2000           1999
  Deferred Tax Liabilities
   Excess of tax depreciation/amortization
    over book depreciation/amortization            $ (398,666)    $ (389,932)
   Excess of pension expense for tax
    purposes over book                               (188,722)      (172,872)
   Unrealized gain not recognized for tax purposes    (80,806)      (184,206)
     Total Deferred Tax Liabilities                  (668,194)      (747,010)
  Deferred Tax Assets
   Deferred compensation not recognized
    for tax purposes                                  118,082         66,612
   Net operating loss carry forwards                  888,981        740,368
   Warranty Reserve                                    70,275           --
   Reserve for Bad Debts                              163,008        113,714
   Inventory Reserve                                1,021,025        801,927
    Sub-total                                       2,261,371      1,722,621
  Valuation Allowance                                (100,000)      (194,000)
    Total Deferred Tax Assets                       2,161,371      1,528,621
      Net Deferred Tax Asset                       $1,493,177     $  781,611

           Deferred taxes are included in the Company's financial statements as follows:
                                                       2000            1999
        Current deferred tax asset                 $1,094,701     $   658,869
        Non-current deferred tax asset (liability)    398,476         122,742
         Net deferred tax asset                    $1,493,177     $   781,611

           The Company has available at December 31, 2000, approximately $979,838 of unused federal and $9,466,045 of unused state net operating loss carry forwards that may be applied against future taxable income and that expire in various years from 2002 to 2020.
           At December 31, 1999 the Company has a valuation allowance of $100,000 for the deferred tax assets relating to the uncertainty of realizing state net operating loss carry forwards. The decrease in the 2000 valuation allowance is related to the write off of Linear Switch Corporation's net operating loss carryforwards, which were previously fully reserved.

NOTE 8 Notes Payable - Bank
           On June 30, 2000 Eastern Research, Inc. (ERI), a subsidiary of the Company, entered into a Loan and Security Agreement with a bank. The agreement provides ERI with two credit facilities. The first is a term loan in the amount of $7,000,000 due on July 1, 2001, interest only payable monthly at the LIBOR Market Index Rate plus 1.25% (7.9450% at December 31, 2000). The proceeds of the term loan were received in July 2000 and all were used to repay a portion of the inter-company loans due to Allen Organ Company. The second facility is a $5,000,000 revolving line of credit, due on July 1, 2001, interest payable monthly at the LIBOR Market Index Rate plus 1.50% (8.1950% at December 31, 2000). The line of credit has been obtained to provide ERI with future working capital. Outstanding borrowings under the line of credit were $1,700,000 at December 31, 2000. Both credit facilities are secured by the assets of Eastern Research, Inc. and have been guaranteed by Allen Diversified, Inc. and Allen Organ Company.

NOTE 9 Other Accrued Expenses
                                                          December 31,
                                                       2000         1999
             Accrued salaries and commissions      $  996,254   $  722,336
             Accrued additional purchase price        906,700      733,319
             Accrued plant closing costs                --          44,588
             Other                                    913,148      426,913
              Total                                $2,816,102   $1,927,156

NOTE 10    Commitments and Contingencies
           As of December 31, 2000, the Company is contingently liable for a maximum amount of approximately $1,636,849 in connection with the financing arrangements of certain customers.
           Under the terms of an agreement with the wife of the late Chairman and principal shareholder, the Company may be required to purchase within eight months of her death, at the option of her personal representative, an amount of Class B Common Shares then owned by her or includable in her estate for Federal Estate Tax purposes sufficient to pay estate taxes and costs, subject to the limitations of Section 303 of the Internal Revenue Code. At December 31, 2000, the shareholder owned or would have includable in her estate 261,072 shares of Class B Common Stock. The Company has purchased life insurance on the life of the shareholder with a face value of $6,000,000. While the potential obligation related to this agreement is in large part dependent on the value placed on the Company's stock for estate tax purposes, the Company believes that it would have access to sufficient resources to fund this obligation if necessary.
           In connection with the purchase of VIR, Eastern Research and Linear Switch, the Company agreed to pay a contingent purchase price equal to 4.5% of the sales of these Companies in excess of $7,000,000 per year through December 2000. The total additional payment for 2000, 1999 and 1998 amounted to $906,700, $733,319 and $238,535, respectively. The agreement provides that the total of these payments shall not exceed $2,000,000 and this limit was met during 2000.
           The Company's Data Communications segment leases its offices and production facility under non-cancelable operating leases which expire at various dates through August 2005. These leases include renewal options for periods ranging up to ten years with increases of lease payments based on changes in the Consumer Price Index. Rent expense was $440,971, $321,368 and $230,447 for 2000, 1999 and 1998, respectively. Minimum annual rent payments for the operating leases are as follows:

            2001                     $ 388,587
            2002                       315,229
            2003                       103,054
            2004                       103,054
            2005                        60,115
             Total                   $ 970,039

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

                                          2000          1999           1998
   Pension benefit obligation
      Balance, beginning of year      $15,065,101   $14,923,318   $13,222,392
      Service cost                        324,423       380,650       310,909
      Interest cost                     1,024,441       999,772       983,147
      Benefits paid to participants      (976,612)     (812,359)     (792,052)
      Gain (loss) on updated
       data/assumptions                  (243,120)     (426,280)    1,198,922
        Balance, end of year          $15,194,233   $15,065,101   $14,923,318

   Plan assets
      Fair value, beginning of year   $17,477,871   $15,611,950   $14,764,799
      Actual investment returns          (811,632)    2,678,280     1,639,203
      Benefits paid to participants      (976,612)     (812,359)     (792,052)
        Fair value, end of year       $15,689,627   $17,477,871   $15,611,950

           The Funded status of the plans were as follows:
                                                    December 31,
                                            2000         1999          1998
      Excess of the value of plan
       assets over the benefit
        obligation                    $   495,394   $ 2,412,770   $   688,632
      Unrecognized prior service cost        --          73,323       147,313
      Unrecognized net transition
       liability (asset)                  (72,012)     (144,020)     (216,028)
      Unrecognized net actuarial
       loss (gain)                         83,320    (1,871,919)       22,692
        Prepaid benefit cost          $   506,702   $   470,154   $   642,609

           The following weighted-average rates were used:

      Discount rate on the benefit obligation   7.0%      7.0%        6.75%
      Rate of return on plan assets             8.0%      8.0%        8.0%
      Rate of long-term compensation increase   6.0%      6.0%        6.0%

           Pension expense is comprised as follows:
                                           2000          1999          1998

      Service cost                    $   324,423   $   380,650   $   310,909
      Interest cost                     1,024,441       999,772       983,147
      Expected return on plan assets   (1,357,306)   (1,209,949)   (1,143,540)
      Amortization of net gain
       from prior periods                 (29,421)         --           --
      Amortization of unrecognized
       prior service cost                  73,323        73,990        73,990
      Amortization of transition asset    (72,008)      (72,008)      (72,008)
        Net Pension Cost              $   (36,548)  $   172,455   $   152,498

           The foregoing net amounts regarding the pension benefit obligation and the value of plan assets are based on a combination of both overfunded and underfunded plans. The aggregate amounts relating to underfunded plans are as follows:

                                                     December 31,
                                           2000        1999           1998
      Projected benefit obligation    $ 8,078,231   $   --        $ 7,798,136
      Accumulated benefit obligation    7,167,545       --          6,708,396
      Fair value of plan assets         7,827,166       --          7,707,085

           The  Company  provides  a  401(k) deferred compensation  and  profit sharing plan for the benefit of eligible employees. The plan allows eligible employees to defer a portion of their annual compensation, pursuant to Section 401(k) of the Internal Revenue Code. Company profit-sharing contributions to the plan are discretionary as determined by the Company's board of directors. The Company contributions were $125,374, $93,388 and $112,981 to the plans in 2000, 1999 and 1998 respectively.
           During 1999, the Company established supplemental executive retirement plans (deferred compensation) for 3 of its officers. These plans provide for discretionary company contributions, which vest over a 5 year period, accrue interest at the prime rate, not to exceed 9%, and are payable upon the executive's death or retirement.

NOTE 12    Deferred and Other Noncurrent Liabilities
                                                    December 31,
                                                  2000        1999
           Deferred compensation expense       $ 250,016    $ 179,915
           Other Noncurrent Liabilities           60,000         --
            Total                              $ 310,016    $ 179,915

NOTE 13    Earnings Per Share
           Earnings per share were computed using 1,170,618 shares in 2000, 1,170,719 shares in 1999, and 1,178,064 shares in 1998, the weighted average number of shares outstanding during each year. The Company does not have any dilutive equity instruments.

NOTE 14    Export Sales
           In 2000, 1999 and 1998, net sales by the Musical Instruments segment include export sales, principally to Canada, Europe and the Far East of $3,635,123, $3,563,383, and $3,676,981, respectively. Net
       sales   by   the  Data  Communications  segment  include  export   sales
       principally to Europe and the Far East of $7,764,597 for 2000, $1,146,137 for 1999, and $1,261,029 for 1998. Net sales by the Audio
       Equipment segment include export sales principally to Europe and the Far East of $188,970 for 2000, $87,535 for 1999 and $92,526 for 1998.

NOTE 15     Industry Segment Information
           The Company's operations are classified into four industry segments: Musical Instruments, Data Communications, Electronic Assemblies, and Audio Equipment. The Musical Instruments segment is comprised of operations principally involved in the design, manufacture, sale and distribution of electronic keyboard musical instruments, primarily digital organs and related accessories. Musical instruments are sold primarily to retail distributors worldwide.
           The Data Communications segment is involved in the design, manufacture, sale and distribution of data communications equipment. Data communications products are sold primarily to wholesale and retail distributors worldwide and under OEM agreements with several customers.
           The Electronic Assemblies segment is involved in the manufacture, sale and distribution of electronic assemblies for outside customers used primarily as control devices and other circuitry in their products. Subcontract assembly services are provided primarily to industrial concerns in Pennsylvania and New Jersey.
           The Audio Equipment segment is involved in the design, manufacture, sale and distribution of high quality speaker cabinets and related equipment for hi-fi stereo and home theater applications. Legacy's products are sold worldwide directly to individual customers for home use with a lesser percentage distributed through dealer audition sites. During 1999 the Company established the subsidiary Allen Audio, Inc. and introduced a line of Public Address system products, which have initially been targeted at small to mid-sized churches, auditoriums and similar customers.
           Following is a summary of segmented information for 2000, 1999 and 1998.
                                                      December 31,
                                            2000         1999         1998
       Net Sales to Unaffiliated Customers
        Musical Instruments              $28,057,832  $27,332,745  $25,425,112
        Data Communications               33,321,342   23,295,979   12,297,955
        Electronic Assemblies              8,624,199    5,650,917    4,727,975
        Audio Equipment                    2,512,835    1,739,101    2,515,033
         Total                           $72,516,208  $58,018,742  $44,966,075

       Intersegment Sales
        Musical Instruments              $   294,146  $   109,667  $   136,123
        Data Communications                  120,712      174,516          594
        Electronic Assemblies                 15,577       37,742      495,266
        Audio Equipment                       35,563       58,253      148,573
         Total                           $   465,998  $   380,178  $   780,556

       Income (Loss) from Operations
        Musical Instruments              $ 5,029,871  $ 2,950,251  $   795,773
        Data Communications               (2,063,221)    (805,738   (3,397,020)
        Electronic Assemblies              1,284,806      430,031      326,609
        Audio Equipment                     (429,386)    (761,688)      (9,846)
         Total                           $ 3,822,070  $ 1,812,856  $(2,284,484)

       Identifiable Assets
        Musical Instruments              $18,693,577  $18,912,763  $19,777,418
        Data Communications               31,011,641   19,764,425   11,532,523
        Electronic Assemblies              4,444,349    3,658,915    3,501,492
        Audio Equipment                    2,658,110    2,209,810    2,259,185
         Sub-total                        56,807,677   37,070,618   39,541,023
        General corporate assets          24,000,065   22,920,157   24,919,335
         Total                           $80,807,742  $67,466,070  $61,989,953

        Capital Expenditures
         Musical Instruments             $   837,828  $ 1,268,726  $   866,868
         Data Communications               2,297,046    1,908,323      542,030
         Electronic Assemblies                 5,320        5,670       59,850
         Audio Equipment                      17,620       78,000        8,592
          Total                          $ 3,157,814  $ 3,260,719  $ 1,477,340

        Depreciation and Amortization
         Musical Instruments             $   683,673  $   697,587  $   614,670
         Data Communications               1,632,861      992,933      618,380
         Electronic Assemblies               120,750      145,948      171,912
         Audio Equipment                      82,212       80,502       73,417
          Total                          $ 2,519,496  $ 1,916,970  $ 1,478,379

        Income Tax Expense (Benefit)
         Musical Instruments             $ 1,984,000  $ 1,985,000   $  726,000
         Data Communications              (1,156,000)    (619,000)  (1,458,000)
         Electronic Assemblies               484,000      159,000      115,000
         Audio Equipment                    (193,000)    (301,000)     (40,000)
          Total                          $ 1,119,000  $ 1,224,000   $ (657,000)

           Intersegment sales are generally priced at cost plus a percentage mark-up, and are generally thought to be marginally less than prices which would be charged for the same product to unaffiliated customers. Intersegment sales are excluded from net sales reported in the accompanying consolidated income statements. Identifiable assets by segment are those assets that are used in the Company's operations within that segment. General corporate assets consist principally of cash and short-term investments.
           The Electronic Assemblies segment derived 76% of its revenues from three customers in 2000 and 68% of its revenues from three customers in 1999 and 1998. The Data Communications segment derived 16% and 13 % of its revenue from one customer in 2000 and 1998 respectively and 52% of its 1999 revenue from three customers. The Company's Musical Instrument and Audio Equipment segments are not dependent on any single customer.

NOTE 16    Investment Income

                                                    December 31,
                                           2000         1999        1998

       Interest Income                   $1,109,751  $  935,290    $ 887,338
       Dividend Income                      414,912     125,990       94,134
       Gain on Sale of Investments           17,684      67,244      242,227
        Total                            $1,542,347  $1,128,524   $1,223,699

NOTE 17    Stock Option Plans
           VIR, Inc. (VIR) and Eastern Research, Inc. (ERI) have established employee stock-based compensation plans to assist them in attracting and retaining personnel. The maximum number of these subsidiaries' shares that may be issued under the plans approximates a 15% interest in each of the respective companies. Options are generally issued at estimated fair market value. The maximum term of the options is 6 years, and they generally vest equally over 4 years.
           As  of  December  31, 2000, total options issued  for  VIR  and  ERI
       represent   11%   and  15%,  respectively,  of  the   shares   currently
       outstanding. Vested options consist of 6% and 9% of the currently outstanding shares of VIR and ERI, respectively.
           ERI recognized compensation expense of $29,687 during 2000 related to options granted with an exercise price less than the fair market value on the date of grant. No compensation expense was recognized for the VIR plan. Had compensation cost been determined pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been:

                                     2000        1999        1998
           Net income (loss)     $3,820,658   2,775,220   $(686,811)
           Earnings per share         $3.26       $2.37      $(0.58)

NOTE 18     Quarterly Financial Data (Unaudited)


                First        Second       Third         Fourth
   2000        Quarter       Quarter      Quarter       Quarter       Total
Net Sales    $16,808,032  $18,931,735   $17,850,297   $18,926,144  $72,516,208
Gross Profit   6,953,628    7,751,695     6,891,620     7,188,549   28,785,492
Net Income       869,852    1,356,195       658,528     1,070,321    3,954,896
Earnings
 per Share          0.74         1.16          0.56          0.91         3.38

   1999
Net Sales    $11,699,573  $13,887,775   $15,590,813   $16,840,581  $58,018,742
Gross Profit   3,637,359    4,878,932     6,107,161     6,601,775   21,225,227
Net Income
 (Loss)         (136,631)   1,044,946       741,718     1,234,455    2,884,488
Earnings (Loss)
 per Share         (0.12)        0.89          0.63          1.05         2.46

    1998
Net Sales    $10,227,291  $10,567,919   $11,812,748   $12,358,117  $44,966,075
Gross Profit   3,342,669    3,128,723     2,763,234     3,860,980   13,095,606
Income before
 cumulative effect
 of Accounting
 Change          100,568     (280,643)     (599,701)      450,874     (328,902)
Cumulative effect
 on prior
 years of SOP 98-5                                       (287,809)    (287,809)
Net Income
 (Loss)          100,568     (280,643)     (599,701)      163,065     (616,711)
Earnings (Loss) per Share:
Income before
 cumulative effect
 of Accounting
 Change             0.09        (0.24)        (0.51)         0.38        (0.28)
Cumulative effect
 on prior
 years of SOP 98-5                                          (0.24)       (0.24)
Net Income
 (Loss)             0.09        (0.24)        (0.51)         0.14        (0.52)

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.

                 (a)            Identification of Directors
                                                               Time Period
                              Date Term                         Position
Name                           Expires       Age  Position         Held

Steven Markowitz             Next Annual     47   Director     Since 1980
                           Meeting in 2001
Eugene Moroz                 Next Annual     77   Director     Since 1968
                           Meeting in 2001
Leonard W. Helfrich (1)      Next Annual     71   Director     1964 - 1968 and
                           Meeting in 2001                     1972 to present
Orville G. Hawk (1)          Next Annual     83   Director     Since 1989
                           Meeting in 2001
Albert F. Schuster (1)       Next Annual     81   Director     Since 1989
                           Meeting in 2001
Martha Markowitz             Next Annual     79   Director     Since 1991
                           Meeting in 2001
Jeffrey L. Schucker (1)      Next Annual     46   Director     Since July 1996
                           Meeting in 2001
Ernest Choquette             Next Annual     47   Director     Since April 1998
                           Meeting in 2001

   (1)  Audit Committee member.

           (b)  Identification of Executive Officers.
                                                               Time Period
                              Date Term                         Position
Name                           Expires       Age  Position         Held
Steven Markowitz             Next Annual     47   President        1990 to
                           Meeting in 2001                         present
Barry J. Holben              Next Annual     48   Vice President   October 1995
                           Meeting in 2001                         to present
Dwight A. Beacham            Next Annual     54   Vice President   October 1995
                           Meeting in 2001                         to present
Nathan S. Eckhart            Next Annual     37   Treasurer,       May 1996
                           Meeting in 2001        Secretary        to present

           (c)  Identification of Certain Significant Employees.

                       Not required to be answered.

           (d)  Family Relationships.

                        Except  for Martha Markowitz and Steven  Markowitz,
                  who are mother and son, there is no family relationship between any officers or directors of the Company.

           (e)  Business Experience.

                        (1)  Steven Markowitz and Dwight Beacham, have
                  been   employees   of  the  Company   in   executive
                  capacities for at least the last five years.
                             Mr.  Holben  has  been  employed  by  the
                  Company  since 1989, spending two years  in  product
                  development  and  then  serving  in  various   sales
                  capacities.
                             Mr.  Eckhart  has been  employed  by  the
                  Company   since   1993,   previously   serving    as
                  Controller. Prior to that time he was a manager for a public accounting firm.
                             Mr. Moroz was employed by the Company for
                  over 50 years, having last held the position of Vice President. He retired from active employment in May
                  1998  and  continues  to  serve  on  the  Board   of
                  Directors.
                             Mr. Helfrich was employed by the Company
                  for  nearly  40 years as Vice President-Finance  and
                  Secretary   before  retiring  in  March   2000   and
                  continues to serve on the Board of Directors.
                             Mr. Hawk who has been retired more  than
                  five (5) years was formerly Chairman of the Board and President of First National Bank of Allentown.
                             Mr. Schuster is a church director of music
                  and prior to his retirement more than five (5) years ago was a supervisor at Bethlehem Steel Corporation.
                             Mr. Schucker is currently  President  of
                  Middle  Market Capital Advisors, L.L.C.  (MMCA)  and
                  formerly  a  Vice  President  of  Meridian   Capital
                  Markets.   MMCA provides financial advisory services
                  to the Company from time to time.
                             Mr. Choquette has been a member of the law
                  firm of Stevens & Lee, Reading PA, for over 20 years
                  and   currently  serves  as  Co-Chairman  of   their
                  Corporate Group. Stevens & Lee serves as general counsel to the Company.
                             Mrs.  Markowitz  is the widow  of  Jerome
                  Markowitz, the Company's founder, and represents the family interests.

           (f)    Involvement  in  Certain  Legal   Proceedings   by
                  Directors or Officers.

                  None.

           (g)  Compliance with Section 16(a) of the Exchange Act.

                  No transaction required to be reported.

Item 11.    Executive Compensation.
                 Deleted paragraphs and/or columns are not required to be answered.

             (b)  SUMMARY COMPENSATION TABLE:
                                        Annual Compensation      All Other
                                        Salary    Bonus         Compensation
Name and Principal   Position   Year       $        $                $

Steven A. Markowitz, President  2000     135,923     -            42,322 (1)
 (Chief Executive Officer)      1999     126,840     -            42,059
                                1998     105,115  17,000          35,558

Leonard W. Helfrich,            2000      38,970     -
  Vice President - Finance      1999     116,416     -
  (Secretary)                   1998      95,065  16,000


(1)-Value of Split Dollar Life Insurance. See Note 7 to the accompanying consolidated financial statements for additional information on this arrangement.

             (f)  Defined Benefit or Actuarial Plan Disclosure.

                   Estimated Annual Benefit obtained from 2000 Actuarial Valuation Report:

                  Steven A. Markowitz      $60,984        Age 47 (1)

                 (1)Amount shown is calculated from prior compensation to date and estimated compensation to normal retirement age (65).

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

             (j)        Additional Information with  Respect  to
                  Compensation    Committee    Interlocks    and    Insider
                  Participation in Compensation Decisions:

                  (1)      Nathan    S. Eckhart,  Treasurer and  Secretary
                       and Ernest J. Choquette, Director of the Company, serve on the Compensation Committee of the Board of Directors whose function is to set the compensation of the President. The compensation of all other employees is set by or at the direction of the President.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

             (a) Voting securities of the registrant owned of record or beneficially by each person who owns of record, or is known by the registrant to own beneficially, more than 5 percent of any class of such securities. Class A Common Shares constitute the only securities with voting rights. Information as of February 28, 2001.
                                          Amount and
                                          Nature of
            Names and           Title of  Beneficial   % of
            Addresses             Class   Ownership    Class
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

              (b) Each class of equity securities of the registrant  or  any
           of   its   parents   or  subsidiaries,  other  than   directors'
           qualifying shares, beneficially owned directly or indirectly by all directors naming them and directors and officers of the registrant, as a group, without naming them. Information as of December 31, 2000.

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

                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)  (1)  Financial Statements
                       The  following consolidated financial statements  of
                 Allen  Organ Company and its subsidiaries are included  in
                 Part II, Item 8:
                      Independent Auditors' Reports.
                       Consolidated Balance Sheets as of December 31,  2000
                 and 1999.
                      Consolidated Statements of Income for the years ended
                 December 31, 2000, 1999, and 1998.
                       Consolidated  Statement of Changes in  Stockholders'
                 Equity for the years ended December 31, 2000, 1999, and 1998.
                       Consolidated Statements of cash flows for the  years
                 ended December 31, 2000, 1999, and 1998.
                      Notes to Consolidated Financial Statements.

                        The   individual   financial  statements   of   the
                 Registrant's subsidiaries have been omitted, as they are all included in the consolidated financial statements referred to above.

                 (a)  (2) Financial Statement Schedules

                       Schedule II. Valuation and Qualifying Accounts for the three years ended December 31, 2000.

                       Schedules   other  than   those
                  listed  above  are  omitted  because  they   are
                  either not required, are not applicable or the required information is presented in the Consolidated Financial Statements.

                 (a)  (3) Exhibits
                      Exhibit No.    Description
                      2(4)      Plan of acquisition
                      3.1(1)    Articles of Incorporation as amended
                      3.2(2)    Bylaws, as amended
                      10.2(3)   Agreement of Amendment between the Company
                                and Martha Markowitz
                               10.3(5)         Executive Bonus Program  and
                               Endorsement  Split  Dollar  Life   Insurance
                               Agreements  between the Company  and  Dwight
                               A.  Beacham, Nathan S. Eckhart and Barry  J.
                               Holben
                      21       Subsidiaries of the registrant
                      99.1     Audit Committee Charter

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

                 (b) Reports on Form 8-K. None filed during fourth quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ALLEN ORGAN COMPANY



Date: March 13, 2001                             /s/ STEVEN A. MARKOWITZ
                                                  Steven A. Markowitz
                                                  Chief Executive Officer,
                                                  President and Director



Date:  March 13, 2001                            /s/NATHAN S. ECKHART
                                                  Nathan S. Eckhart
                                                  Treasurer, Secretary, and
                                                  Principal Accounting Officer


Date:  March 13, 2001                             /s/LEONARD W. HELFRICH
                                                  Leonard W. Helfrich
                                                  Director


Date:  March 13, 2001                             /s/JEFFREY L. SCHUCKER
                                                  Jeffrey  L. Schucker
                                                  Director

     Allen Organ Company and Subsidiaries

     Schedule II - Valuation and Qualifying Accounts

     For the Years Ended December 31, 2000, 1999 and 1998


                                           Additions
                   Balance at  Additions    Charged    Write Offs    Balance
                    Beginning   Charged     to Other      And         at End
    Description      Of Year   to Expense    Accounts   Recoveries    Of Year

  Year Ended
    December 31, 2000
  Allowance for
   Doubtful Accounts $ 300,823   $174,034  $    -      $   (46,066)  $ 428,791
  Inventory Allowance
   for Obsolete
   and Slow
   Moving Items      2,410,159    545,857       -         (308,429)  2,647,587
  Valuation
   Allowance
   Deferred Tax
   Asset               194,000       -          -          (94,000)    100,000

  Year Ended
    December 31, 1999
  Allowance for
   Doubtful Accounts   191,057    109,766       -              -       300,823
  Inventory Allowance
   for Obsolete
   and Slow
   Moving Items        773,272  1,636,887       -              -     2,410,159
  Valuation
   Allowance
   Deferred Tax
   Asset                94,000    100,000       -              -       194,000

  Year Ended
   December 31, 1998
  Allowance for
   Doubtful Accounts    30,000    161,057       -              -       191,057
  Inventory Allowance
   for Obsolete
   and Slow
   Moving Items         64,800    708,472       -              -       773,272
  Valuation
   Allowance
   Deferred Tax
   Asset                   -       94,000       -              -        94,000