Form 10-Q
period 2001-03-31
ALLEN ORGAN CO
filed 2001-05-11
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934
      For Quarter Ended March 31, 2001

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

                         Yes    X        No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2001:

                    Class A - Voting          84,002 shares
                    Class B - Non-voting   1,086,457 shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I   Financial Information

   Item 1.Financial Statements
          Consolidated Condensed Statements of Income for the three months ended March 31, 2001 and 2000

          Consolidated Condensed Balance Sheets at March 31, 2001 and December 31, 2000

          Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2001 and 2000

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
                                (Unaudited)

                                                 For the 3 Months Ended:
                                                 3/31/2001    3/31/2000

          Net Sales                             $13,259,398  $16,808,032

          Costs and Expenses
            Costs of sales                        9,877,547    9,854,404
            Selling, general and
             administrative                       4,300,272    4,256,717
            Research and development              2,196,308    1,687,055
            Impairment of VIR, Inc. goodwill      1,400,000       -

           Total Costs and Expenses              17,774,127   15,798,176

          (Loss) Income from Operations          (4,514,729)   1,009,856

          Other Income and (Expense)
            Interest and other income               354,143      267,395
            Interest expense                       (151,029)      -
            Minority interests in
             consolidated subsidiaries               50,123       34,601

           Total Other Income and Expense           253,237      301,996

          (Loss) Income Before Taxes             (4,261,492)   1,311,852

          Income Tax (Benefit) Provision         (1,636,000)     442,000

          Net (Loss) Income                     $(2,625,492) $   869,852

          Basic and Diluted (Loss)
          Earnings Per Share                         $(2.24)       $0.74

          Shares Used in Per Share Calculation    1,170,592    1,170,627

          Dividends Per Share - Cash                  $0.14        $0.14

          Total Comprehensive (Loss) Income     $(2,726,504) $   969,417

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    March 31,     Dec 31,
                     ASSETS                            2001        2000
                                                   (Unaudited)   (Audited)
Current Assets
  Cash                                            $ 1,750,237  $ 2,712,368
  Investments Including Accrued Interest           24,592,969   24,694,377
  Accounts Receivable, net of reserves of           7,524,630   10,285,659
   $442,821 and $428,791, respectively
  Inventories:
     Raw Materials                                  6,754,296    7,684,892
     Work in Process                                6,955,017    6,172,954
     Finished Goods                                 7,238,698    5,950,327
      Total Inventories                            20,948,011   19,808,173
  Income Taxes Prepaid and Receivable               1,495,715       13,972
  Prepaid Expenses                                    694,249      304,342
  Deferred Income Tax Benefits                      1,139,843    1,094,701
     Total Current Assets                          58,145,654   58,913,592
Property, Plant and Equipment                      26,491,748   25,861,781
  Less Accumulated Depreciation                   (13,947,741) (13,338,648)
     Total Property, Plant and Equipment           12,544,007   12,523,133
Other Assets
  Prepaid Pension Costs                               535,278      506,702
  Inventory Held for Future Service                   769,078      690,657
  Note Receivable                                   1,955,779    1,556,721
  Cash Value of Life Insurance                      2,034,867    2,034,867
  Deferred Income Tax Benefits                        354,476      398,476
  Goodwill, net                                     2,578,950    4,165,002
  Other Assets                                         18,592       18,592
     Total Other Assets                             8,247,020    9,371,017
     Total Assets                                 $78,936,681  $80,807,742

         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Notes Payable - Bank                            $10,900,000  $ 8,700,000
  Accounts Payable                                  3,102,029    3,448,119
  Other Accrued Expenses                            1,862,584    2,816,102
  Customer Deposits                                 3,010,462    2,991,628
     Total Current Liabilities                     18,875,075   17,955,849
Noncurrent Liabilities
  Deferred and Other Noncurrent Liabilities           344,869      310,016
     Total Liabilities                             19,219,944   18,265,865
Minority Interests                                     56,853      106,976

STOCKHOLDERS' EQUITY
  Common Stock   2001              2000
     Class A   127,232 shares;   127,232 shares       127,232      127,232
     Class B 1,410,761 shares; 1,410,761 shares     1,410,761    1,410,761
  Capital in Excess of Par Value                   12,854,943   12,758,610
  Retained Earnings
     Balance, Beginning                            59,977,002   56,677,650
     Net Income                                    (2,625,492)   3,954,896
     Dividends - Cash 2001 and 2000                  (163,886)    (655,544)
     Balance, End                                  57,187,624   59,977,002
  Accumulated Other Comprehensive Income:
     Unrealized Gain on Investments                    63,753      139,990
      Sub-total                                    71,644,313   74,413,595
  Treasury Stock
     2001- 43,230 Class A shares;
          324,270 Class B shares                  (11,984,429)      --
     2000- 43,230 Class A shares;
          324,148 Class B shares                        --     (11,978,694)
  Total Stockholders' Equity                       59,659,884   62,434,901
  Total Liabilities and Stockholders' Equity      $78,936,681  $80,807,742
                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     For the 3 Months Ended:
                                                     3/31/2001     3/31/2000
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                               $(2,625,492)   $  869,852
   Adjustments to reconcile net (loss) income
    to net cash (used in) provided by
    operating activities
     Depreciation and amortization                     795,812       520,171
     Loss from impairment of VIR, Inc.
      goodwill, included in operating expenses       1,400,000          --
     Minority interest in consolidated subsidiaries    (50,123)      (34,601)
   Change in assets and liabilities
     Accounts receivable                             2,761,029     3,116,661
     Inventories                                    (1,218,259)   (1,912,966)
     Income taxes prepaid and receivable            (1,481,743)         --
     Prepaid expenses                                 (389,907)      (79,997)
     Prepaid pension costs                             (28,576)       43,113
     Deferred income tax benefits                       44,000          --
     Other assets                                         --           3,640
     Accounts payable                                 (346,090)     (417,423)
     Accrued income taxes                                 --         287,049
     Accrued expenses                                 (953,518)      436,787
     Customer deposits                                  18,834      (121,933)
     Deferred and other noncurrent liabilities          34,853        32,525
       Net Cash (Used In) Provided by
        Operating Activities                        (2,039,180)    2,742,878

  CASH FLOW FROM INVESTING ACTIVITIES
     Increase in note receivable                      (399,058)     (405,612)
     Net additions to plant and equipment             (630,634)     (916,522)
     Additions to goodwill                                --        (277,804)
     Net (purchase) sale of short-term investments     (19,971)    1,894,305
       Net Cash (Used In) Provided by
        Investing Activities                        (1,049,663)      294,367

  CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank loans                        2,200,000          --
     Proceeds from sale of subsidiary stock             96,333          --
     Reacquired Class B common shares                   (5,735)       (3,732)
     Dividends paid in cash                           (163,886)     (163,887)
       Net Cash Provided by (Used In)
        Financing Activities                         2,126,712      (167,619)

  NET (DECREASE) INCREASE IN CASH                     (962,131)    2,869,626

  CASH, BEGINNING                                    2,712,368       209,277

  CASH, ENDING                                     $ 1,750,237    $3,078,903

            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
  Cash paid for:
     Income Taxes                                  $    94,000    $  169,750
     Interest                                      $   151,029    $    --


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

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K.

2. Impairment of Goodwill
   During March 2001 the Company recorded a charge to operating expenses of $1,400,000 related to the impairment in the value of goodwill which arose in connection with the acquisition of VIR, Inc. This write down of goodwill is attributable to the recent downturn in the data communications industry, the announced combination of VIR into the Company's subsidiary Eastern Research and closure of the VIR facility discussed in more detail below, all of which reduced expectations of future cash flows from VIR's operations.

3. Subsequent Event
   During April 2001 the Company announced plans to combine its Data Communications subsidiaries VIR Linear Switch (VIR) of Southampton, PA into Eastern Research, Inc. (ERI), which is also a subsidiary of the Company. VIR designs, manufactures and markets a number of test access and tech control products for use in customer networks. The Southampton, PA facility will be closed later this year. The combined operations will be headquartered at ERI's facility in Moorestown, New Jersey. Manufacturing of some of VIR's products will be moved to ERI's supplier with other manufacturing being transferred to the Macungie, PA plant. The Company estimates the restructuring charges (including employee severance, benefits and other exit costs) related to this combination and plant closure to be approximately $530,000 which will be included in the operating results for the second quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
    Cash flows from operating activities decreased during the three month period ended March 31, 2001, primarily due to operating losses incurred in the Data Communications segment and increases in inventory. Inventory increased approximately $100,000 and $1,100,000 respectively in the Musical Instruments and Data Communications segments during the three months ended March 31, 2001.

    Cash flows from investing activities were used to purchase property and equipment including approximately $546,000 in new computer, office and test equipment for the Data Communications segment during the three months ended March 31, 2001. The Company will reduce capital expenditures in the Data Communications segment for the balance of the year as part of its plan to improve this segment's operating results.


Sales and Operating Income

                                             For the 3 Months Ended:
                                             3/31/2001     3/31/2000
   Net Sales to Unaffiliated Customers
     Musical Instruments                   $ 5,923,121   $ 6,671,347
     Data Communications                     3,600,016     8,058,089
     Electronic Assemblies                   3,293,360     1,503,855
     Audio Equipment                           442,901       574,741
      Total                                $13,259,398   $16,808,032

   Intersegment Sales
     Musical Instruments                   $    16,291   $    74,042
     Data Communications                       132,126         --
     Electronic Assemblies                        --          15,577
     Audio Equipment                            10,127         1,182
      Total                                $   158,544   $    90,801

   Income (Loss) from Operations
     Musical Instruments                   $   414,141   $ 1,070,625
     Data Communications                    (5,005,185)       59,832
     Electronic Assemblies                     287,388       127,425
     Audio Equipment                          (211,073)     (248,026)
       Total                               $(4,514,729)  $ 1,009,856

Musical Instruments Segment

    Sales decreased $748,226 in the first quarter of 2001 when compared to the same period in 2000. While the order rate for the first quarter of 2001 was approximately equal to 2000, the first quarter of 2000 sales were higher due to shipments made against a higher order backlog in 2000.

   Gross profit margins decreased to 29.1% of sales in the first quarter of 2000 from 37.1% in the same period in 2000. This decrease is due to lower sales over which to absorb fixed costs and changes in product mix.

     Selling,   general  and  administrative  expenses  and  research   and
development expenditures decreased when compared to the same period in 2000 due to lower sales and lower personnel requirements.

Data Communications Segment

    This segment's sales in the first quarter of 2001 decreased $4,458,000 when compared to the same period in 2000, resulting in a significant operating loss for the first quarter. This segment's order rate in the first quarter of 2001 was significantly lower than the same period in 2000. The Company expects lower sales to continue through the balance of the year and has begun implementing plans, discussed below, to improve operating results. The sales decrease is attributable to a slowdown in the national economy and an industry wide slowdown in the Data Communications markets. Some of this segment's products are sold to Competitive Local Exchange Carriers (CLEC). These carriers have been especially hard hit by the recent economic down turn in the industry, with many having difficulty raising capital required to continue to build out their networks (purchase equipment) and deliver services.

    Gross profit margins in the first quarter of 2001 decreased to 30.1% compared to 49.8% in the same period of 2000 due to the lower sales volume over which to absorb fixed costs and $360,000 of additional inventory reserves recorded at VIR, Inc. for slow moving and obsolete inventory associated with discontinued product lines. The Company continues to review the VIR inventory and product lines, which may result in additional increases in inventory reserves in future periods.

   Sales and marketing expenditures increased approximately $35,000 (2%) in the first quarter of 2001 when compared to the same period in 2000.

    General and administrative expenses increased approximately $222,097 (31%) in the first quarter of 2001 when compared to the same period in 2000, primarily related to additional management and support personnel added at Eastern Research, Inc. (ERI).

   Research and development expenses increased approximately $520,000 (40%) in the first quarter of 2001 when compared to the same period in 2000.

    As discussed in Note 2 above, the first quarter of 2001 operating expenses includes a charge of $1,400,000 related to the write down of the value of VIR's goodwill.

    In April 2001 the Company announced plans for restructuring its Data Communications segment. The Company will combine the VIR operations, located in Southampton, PA into ERI with the combined operations being headquartered in Moorestown, NJ. The Southampton, PA facility will be closed later this year. Manufacture of some of VIR's products will be moved to ERI's supplier with other manufacturing being transferred to the Macungie, PA plant. VIR employs about 30 people, approximately 11 will be transferred to the Moorestown or Macungie facility. See Note 3 above for additional information on this plant closing.

    Because of the current economic climate and this segment's significant reduction in sales volume the Company has taken other steps to reduce its expenditures for this segment. ERI reduced its workforce by 11 positions during the first quarter of 2001 resulting in severance and related costs of approximately $100,000. In April of 2001 ERI reduced its workforce by an additional 12 positions. These additional terminations along with the VIR plant closure costs discussed above will result in a total restructuring charge for the Data Communications segment of $640,000 which will be included in the operating results of the second quarter of 2001. In addition this segment has reduced its planned operating and capital expenditures for the balance of the year.

    The Company's Data Communications segment is also redirecting its sales and marketing efforts, specifically for ERI's DACs product, the DNX. In recent years ERI has had significant growth in the CLEC market, which has been radically affected by the economic problems discussed above. ERI has more recently focused on healthier markets for which the DNX is suited, including the wireless and certain international markets. While initial results are promising, the long sales cycles involved in DNX sales will require a couple of quarters for this program to be evaluated.

    The Company's Data Communications segment has significant new product introductions planned for the remainder of 2001 as previously discussed in the Company's 2000 Annual Report on Form 10-K. These products are well positioned for the markets listed in the previous paragraph.

    With the cost reductions and new markets focus listed above the Company has plans for the Data Communications segment to approach breakeven from operations in the last quarter of 2001. However, the current economic and market conditions make future sales visibility problematic and could jeopardize achievement of this goal.

Electronic Assemblies Segment

    Sales for the first quarter of 2001 increased $1,789,505 over the same period in 2000 from higher order volume. Some of the Company's contract manufacturing customers have been affected by the current economic slowdown which may lower sales for this segment during future quarters. The gross profit percentage was 12% and 15% in the first quarter of 2001 and 2000 respectively. Selling, general and administrative expenses increased slightly when compared to the same period in 2000.

Audio Equipment Segment

    Sales for the first quarter of 2001 decreased $131,840 when compared to the same period in 2000. Gross profit margins in the first quarter of 2001 decreased to 31.7% as compared to 37.1% for the same period in 2000, primarily due to lower sales volume over which to absorb fixed costs.

    Selling, general and administrative costs for the period decreased in the first quarter of 2001 when compared to the same period in 2000.

    Legacy Audio has historically sold its products through a direct marketing program. The Company believes that this method of distribution has limited its ability to penetrate the broader market. Legacy has developed plans to begin distributing its products through a more traditional dealer network. The Company plans to begin adding dealers in a conservative manner beginning in the third quarter of this year. During this period Legacy will begin shifting marketing resources to the new method of distribution while at the same time attempting to maintain its current level of direct sales.

Other Income and Expense

    Investment income for the three months ended March 31, 2001 was higher than the same period in 2000 due to higher invested balances and higher rates of return available on invested funds.

Factors that May Affect Operating Results

   The statements contained in this report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's marketing and product development strategy, statements regarding future production capacity. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinions only as of the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual
Report on Form 10-K. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

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

PART II    OTHER INFORMATION
  Item 6.  Exhibits and Reports on Form 8-K
   (b)  Forms 8-K
          1. The Company filed a Form 8-K dated March 23, 2001 announcing significantly lower sales and operating income in its Data Communication segment for the first quarter of 2001.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   Allen Organ Company
                                      (Registrant)

Date: May 11, 2001               /s/STEVEN MARKOWITZ
                                 Steven Markowitz, President and Chief
                                 Executive Officer

Date: May 11, 2001               /s/NATHAN S. ECKHART
                                 Nathan S. Eckhart, Vice President-Finance,
                                 Chief Financial and Principal
                                 Accounting Officer