Form 10-Q
period 2001-06-30
ALLEN ORGAN CO
filed 2001-08-08
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended June 30, 2001

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

                          Yes    X        No_____

Number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 2001:

                    Class A - Voting          84,002 shares
                    Class B - Non-voting   1,086,457 shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements
          Consolidated Condensed Statements of Income for the three and six months ended June 30, 2001 and 2000

          Consolidated Condensed Balance Sheets at June 30, 2001 and
           December 31, 2000

          Consolidated Condensed Statements of Cash Flows for the three and six months ended June 30, 2001 and 2000

          Notes to Consolidated Condensed Financial Statements

   Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
   Item 3.Quantitative and Qualitative Disclosures About Market Risk

Part II Other Information

   Item 4.Submission of Matters to a Vote of Security Holders
   Item 6.Exhibits and Reports on Form 8-K

   Signatures

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                         For the 3 Months Ended:      For the 6 Months Ended:
                         6/30/2001     6/30/2000       6/30/2001      6/30/2000

Net Sales              $15,119,294   $18,931,735     $28,378,692    $35,739,767

Cost and Expenses
 Costs of sales         11,229,132    11,180,040      21,106,679     21,034,444
 Selling, general and
  administrative         3,921,633     4,186,916       8,221,905      8,443,633
 Research and
  development            2,158,786     1,777,753       4,355,094      3,464,808
 Costs to close
  Southampton plant        530,000         --            530,000          --
 Impairment of VIR,
  Inc. goodwill              --            --          1,400,000          --

   Total Costs and
    Expenses            17,839,551    17,144,709      35,613,678     32,942,885

(Loss) Income from
 Operations             (2,720,257)    1,787,026      (7,234,986)     2,796,882

Other income (expense)
 Investment and other
  income                   355,429       258,267         709,572        525,662
 Interest expense         (164,055)        --           (315,084)         --
 Minority interests in
  consolidated
  subsidiaries             (83,398)          (98)        (33,275)        34,503

 Total Other Income
  and Expense              107,976       258,169         361,213        560,165

(Loss) Income Before
 Taxes                  (2,612,281)    2,045,195      (6,873,773)     3,357,047

Income Tax (Benefit)
 Provision              (1,047,000)      689,000      (2,683,000)     1,131,000

Net (Loss) Income      $(1,565,281)   $1,356,195     $(4,190,773)    $2,226,047

Basic and Diluted
 (Loss) Earnings
  Per Share                $ (1.34)       $ 1.16         $ (3.58)        $ 1.90

Weighted Average Shares
 Used in Per Share
 Calculation             1,170,528     1,170,621       1,170,528      1,170,621

Dividends Per Share
 - Cash                     $ 0.14        $ 0.14          $ 0.28         $ 0.28

Total Comprehensive
 (Loss) Income         $(1,661,534)   $1,234,119     $(4,388,038)    $2,203,536


                               See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
ASSETS                                               June 30, 2001 Dec 31, 2000
                                                       (Unaudited)   (Audited)
Current Assets
  Cash                                                  $1,344,730   $2,712,368
  Investments Including Accrued Interest                11,972,980   24,694,377
  Accounts Receivable, net of reserves of
   $408,508 and $428,791, respectively                   8,002,320   10,285,659
  Inventories:
     Raw Materials                                       6,579,468    7,684,892
     Work in Process                                     6,098,748    6,172,954
     Finished Goods                                      5,984,675    5,950,327
      Total Inventories                                 18,662,891   19,808,173
  Income Taxes Prepaid and Receivable                    2,997,715       13,972
  Prepaid Expenses                                         705,082      304,342
  Deferred Income Tax Benefits                           1,208,800    1,094,701
     Total Current Assets                               44,894,518   58,913,592
Property, Plant and Equipment                           26,852,487   25,861,781
  Less Accumulated Depreciation                        (14,594,796) (13,338,648)
     Total Property, Plant and Equipment                12,257,691   12,523,133
Other Assets
  Prepaid Pension Costs                                    537,669      506,702
  Inventory Held for Future Service                        776,525      690,657
  Note Receivable                                        1,955,779    1,556,721
  Cash Value of Life Insurance                           2,034,867    2,034,867
  Deferred Income Tax Benefits                             254,476      398,476
  Goodwill, net                                          2,482,367    4,165,002
  Other Assets                                              18,592       18,592
     Total Other Assets                                  8,060,275    9,371,017
     Total Assets                                      $65,212,484  $80,807,742

                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Notes Payable - Bank                                 $     --     $ 8,700,000
  Accounts Payable                                       1,879,353    3,448,119
  Other Accrued Expenses                                 2,151,951    2,816,102
  Customer Deposits                                      2,992,903    2,991,628
     Total Current Liabilities                           7,024,207   17,955,849
Noncurrent Liabilities
  Deferred and Other Noncurrent Liabilities                379,722      310,016
     Total Liabilities                                   7,403,929   18,265,865
Minority Interests                                           --         106,976

STOCKHOLDERS' EQUITY
  Common Stock    2001                2000
     Class A   127,232  shares;    127,232  shares         127,232      127,232
     Class B 1,410,761  shares;  1,410,761  shares       1,410,761    1,410,761
  Capital in Excess of Par Value                        12,854,943   12,758,610
  Retained Earnings
     Balance, Beginning                                 59,977,002   56,677,650
     Net Income                                         (4,190,773)   3,954,896
     Dividends - Cash 2001 and 2000                       (327,750)    (655,544)
     Balance, End                                       55,458,479   59,977,002
  Accumulated Other Comprehensive Income:
     Unrealized (Loss) Gain on Investments                 (57,275)     139,990
      Sub-Total                                         69,794,140   74,413,595
  Treasury Stock
    2001- 43,230 Class A shares;324,304 Class B shares (11,985,585)       --
    2000- 43,230 Class A shares;324,148 Class B shares       --     (11,978,694)

  Total Stockholders' Equity                            57,808,555   62,434,901
  Total Liabilities and Stockholders' Equity           $65,212,484  $80,807,742
                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                 For the 3 Months Ended: For the 6 Months Ended:
                                  6/30/2001   6/30/2000   6/30/2001   6/30/2000
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net (loss) income              $(1,565,281) $1,356,195 $(4,190,773) $2,226,047
 Adjustments to reconcile net
   (loss) income to net cash
   provided by operating
   activities
  Depreciation and amortization     806,604     488,639   1,602,416   1,008,810
  Loss from impairment of VIR,
   Inc. goodwill, included
   in operating expenses             --          --       1,400,000       --
  Minority interest in
   consolidated subsidiaries         83,398          98      33,275     (34,503)
 Change in assets and liabilities
   Accounts receivable             (477,690)   (207,973)  2,283,339   2,908,688
   Inventories                    2,277,673    (987,162)  1,059,414  (2,900,128)
   Income taxes prepaid and
    receivable                   (1,502,000)      --     (2,983,743)      --
   Prepaid expenses                 (10,833)   (143,331)   (400,740)   (223,328)
   Prepaid pension costs             (2,391)      9,137     (30,967)     52,250
   Other assets                       --         (3,640)      --          --
   Deferred income tax benefits     (14,099)      --         29,901       --
   Accounts payable              (1,222,676)     83,399  (1,568,766)   (334,024)
   Accrued taxes on income            --       (631,750)      --       (344,701)
   Accrued expenses                 289,367    (159,155)   (664,151)    277,632
   Customer deposits                (17,559)    254,610       1,275     132,677
   Deferred and other noncurrent
    liabilities                      34,853     (31,499)     69,706       1,026
    Net Cash (Used In) Provided
     by Operating Activities     (1,320,634)     24,820  (3,359,814)  2,770,446

CASH FLOW FROM INVESTING
 ACTIVITIES
   Increase in note receivable        --          --       (399,058)   (405,612)
   Net additions to plant and
    equipment                      (358,263)   (684,251)   (988,897) (1,600,773)
   Additions to goodwill           (156,243)   (273,624)   (156,243)   (551,428)
   Net sale (or purchase) of
    short term investments       12,544,103    (529,303) 12,524,132   1,365,002
    Net Cash Provided by (Used
     In) Investing Activities    12,029,597  (1,484,430) 10,979,934  (1,192,811)

CASH FLOWS FROM FINANCING
ACTIVITIES
   Proceeds from bank loans       1,100,000       --      3,300,000       --
   Repayment of bank loans      (12,000,000)      --    (12,000,000)      --
   Proceeds from sales of
    subsidiary stock                  --          --         96,333       --
   Subsidiary stock reacquired
    from minority shareholders      (49,450)      --        (49,450)      --
   Reacquired Class B common
    shares                           (1,156)      --         (6,891)     (3,732)
   Dividends paid in cash          (163,864)   (163,886)   (327,750)   (327,773)
     Net Cash (Used In) Provided
      by Financing Activities   (11,114,470)   (163,886) (8,987,758)   (331,505)

NET (DECREASE) INCREASE IN CASH    (405,507) (1,623,496) (1,367,638)  1,246,130

CASH, BEGINNING                   1,750,237   3,078,903   2,712,368     209,277

CASH, ENDING                    $ 1,344,730  $1,455,407 $ 1,344,730  $1,455,407



            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
   Income Taxes                 $    55,000  $1,322,750 $   242,000  $1,492,500
   Interest                     $   164,055  $    --    $   315,084  $    --



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

2. Impairment of Goodwill
   During March 2001 the Company recorded a charge to operating expenses of $1,400,000 related to the impairment in the value of goodwill which arose in connection with the acquisition of VIR, Inc. This write down of goodwill is attributable to the downturn in the data communications industry, the announced combination of VIR into the Company's subsidiary Eastern Research, Inc. and closure of the VIR facility discussed in more detail below, all of which reduced expectations of future cash flows from VIR's operations.

3. Combination of Subsidiaries
   During April 2001 the Company announced plans to combine its Data Communications subsidiaries VIR Linear Switch (VIR) of Southampton, PA into Eastern Research, Inc. (ERI), which is also a subsidiary of the Company. VIR designs, manufactures and markets a number of test access and tech control products for use in customer networks. The Southampton, PA facility will be closed later this year. The combined operations will be headquartered at ERI's facility in Moorestown, New Jersey. Manufacturing of some of VIR's products will be moved to ERI's supplier with other manufacturing being transferred to the Macungie, PA plant. The Company has estimated the restructuring charges (including employee severance, benefits and other exit costs) related to this combination and plant closure to be approximately $530,000 which have been included in the operating results for the second quarter of 2001.

4. Financing
   During June 2001 Eastern Research, Inc. repaid all outstanding bank loans totaling $12,000,000 with funds provided by Allen Organ Company. The Company originally obtained these loans to give ERI financial autonomy as it explored strategic alternatives. With the changes in the financial markets particularly in the technology sector, the Company decided to repay the outstanding loans to eliminate the costs related to this financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:

    Cash flows from operating activities decreased during the three and six months ended June 30, 2001 when compared to the same period in 2000, primarily due to operating losses incurred in the Data Communications segment. These decreases were partially offset by reductions in inventory levels in the Musical Instruments, Electronic Assemblies and Data Communications segments.
    Cash flows from investing activities were used to purchase property and equipment during the six months ended June 30, 2001 including approximately $283,000 in the Musical Instruments segment, 134,000 in the Electronic Assemblies segment and $560,000 in the Data Communications segment.
    During the three months ended June 30, 2001 the Company sold more than $12,000,000 in short term investments to fund the repayment of bank loans discussed in Footnote 4 above.


Results of Operations:

Sales and Operating Income

                                 For the 3 Months Ended: For the 6 Months Ended:
                                  6/30/2001   6/30/2000   6/30/2001   6/30/2000
  Net Sales to
   Unaffiliated Customers
     Musical Instruments        $ 6,308,664 $ 7,837,715 $12,231,785 $14,509,062
     Data Communications          5,209,952   7,772,309   8,809,968  15,830,398
     Electronic Assemblies        2,973,696   2,409,061   6,267,056   3,912,916
     Audio Equipment                626,982     912,650   1,069,883   1,487,391
       Total                    $15,119,294 $18,931,735 $28,378,692 $35,739,767

  Intersegment Sales
     Musical Instruments        $    24,536 $   105,948 $    40,827 $   179,990
     Data Communications             61,312       --        193,438       --
     Electronic Assemblies            --          --          --         15,577
     Audio Equipment                  9,274       5,750      19,401       6,932
       Total                    $    95,122 $   111,698 $   253,666 $   202,499

  Income (Loss) from Operations
     Musical Instruments        $   261,047 $ 1,858,932 $   675,188 $ 2,929,557
     Data Communications         (3,028,951)   (563,261) (8,034,136)   (503,429)
     Electronic Assemblies          146,244     472,033     433,632     599,458
     Audio Equipment                (98,597)     19,322    (309,670)   (228,704)
       Total                    $(2,720,257)$ 1,787,026 $(7,234,986)$ 2,796,882


Musical Instruments Segment

    Sales decreased $1,529,051 and $2,277,277 respectively, for the three and six months ended June 30, 2001 when compared to the same periods in 2000. While the order rate for the first half of 2001 was approximately equal to 2000, the first half of 2000 sales were higher due to shipments made against a higher order backlog in 2000.
    The gross profit percentage decreased to 25% and 27% respectively, in the three and six months ended June 30, 2001 from 41% and 39% respectively in the same periods in 2000. These decreases are due to lower sales over which to absorb fixed costs and changes in product mix.
    Selling, general and administrative, research and development expenses decreased slightly during the three and six months ended June 30, 2001 when compared to the same periods in 2000.


Data Communications Segment

    Sales decreased $2,562,357 and $7,020,430 respectively, for the three and six months ended June 20, 2001 when compared to the same periods in 2000, resulting in significant operating losses in both periods. This segment's order rate in the first half of 2001 was significantly lower than the same period in 2000. The Company expects lower sales, as compared to the previous year, to continue through the balance of the year and has implemented plans, discussed below, to improve operating results. The sales decrease is attributable to a general slowdown in the national economy and a more significant industry-wide slowdown in the Data Communications markets. Some of this segment's products are sold to Competitive Local Exchange Carriers (CLEC) that have been especially hard hit by the economic down-turn, with many having difficulty raising capital required to continue to build out their networks (purchase equipment) and deliver services.
    Gross profit margins decreased to 34% and 32% respectively during the three and six months ended June 30, 2001 from 46% and 48% during the same periods in 2000 due to the lower sales volume over which to absorb fixed costs and competitive pressures to lower selling prices of products. Cost of goods sold for the three and six months ended June 30, 2001 includes $360,000 and $720,000 respectively, of additional inventory valuation adjustments recorded at VIR, Inc. for slow moving and obsolete inventory associated with discontinued product lines. The Company continues to review the VIR inventory and product lines, which may result in additional inventory valuation adjustments in future periods.
   Sales and marketing expenditures decreased slightly during the three and six months ended June 30, 2001 when compared to the same periods in 2000.
    General and administrative expenses increased approximately $140,000 (10%) during the six months ended June 30, 2001 and decreased $80,000 (10%) during the three months ended June 30, 2001 when compared to the same periods in 2000.
    Research and development expenditures increased approximately $366,000 (25%) and $886,000 (32%) respectively for the three and six months ended June 30, 2001 when compared to the same periods in 2000.
    As discussed in Note 2 above, the first quarter of 2001 and six months ended June 30, 2001 operating expenses includes a charge of $1,400,000 related to the write down of the value of VIR's goodwill.
    In April 2001 the Company announced plans for restructuring its Data Communications segment. The Company is combining the VIR operations, located in Southampton, PA into ERI with the combined operations being headquartered in Moorestown, NJ. The Southampton, PA facility will be closed later this year. Manufacture of some of VIR's products will be moved to ERI's supplier with other manufacturing being transferred to the Macungie, PA plant. VIR employs about 30 people with some being transferred to the Moorestown facility. See Note 3 above for additional information on this plant closing.
    Because of the economic down-turn that resulted in this segment's significant reduction in sales volume the Company has taken other steps to reduce its expenditures for this segment. ERI reduced its workforce by 10 positions during the first quarter of 2001 resulting in severance and related costs of approximately $100,000. In April of 2001 ERI reduced its workforce by an additional 11 positions. These additional terminations along with the VIR plant closure costs discussed above resulted in a total restructuring charge for the Data Communications segment of $640,000 which is included in the operating results of the second quarter of 2001. In addition this segment has reduced its planned operating and capital expenditures for the balance of the year.
    The Company's Data Communications segment is also redirecting its sales and marketing efforts. In recent years ERI has had significant growth for its DACS product line in the CLEC market, which has been significantly affected by the economic problems discussed above. ERI has more recently focused on healthier markets for which the DNX is suited, including the wireless and certain international markets. While initial results are promising, the long sales cycles involved in DNX sales will require a couple of quarters for this program to be evaluated.
   The Company's Data Communications segment has introduced significant new products including the DNX-88 and an OCS/STM1 interface card for the DNX line, the first optical product for ERI. The DNX-88 system scales from 8 to 688 T1/E1 interfaces. It leverages all narrowband and broadband interfaces within the current DNX portfolio, including T1/E1, T3, STS1 and OC3/STM1, while retaining its ability to groom multiservice traffic by performing non-blocking 3-1-0 cross connections. These products are well positioned for the markets listed in the previous paragraph.
    With the cost reductions and new markets focus listed above the Company previously announced that it plans for the Data Communications segment to approach breakeven from operations in the last quarter of 2001. The Company is currently on the path for achieving this goal. However, the current economic and market conditions make future sales visibility problematic, which could jeopardize achievement of this goal.

Electronic Assemblies Segment

    Sales increased $564,635 and $2,354,140 respectively for the three and six months ended June 30, 2001 when compared to the same periods in 2000. During the second quarter, some of the Company's contract manufacturing customers have been affected by the current economic slowdown which will lower sales for this segment during future quarters. Gross profit percentages for the three and six months ended decreased to approximately 11% as compared to 20% during the same periods in 2000. These decreases are due to changes in product mix.
   Selling, general and administrative expenses in the three and six months ended June 30, 2001 increased slightly when compared to the same periods in 2000.

Audio Equipment Segment

   Sales decreased $285,668 and $417,508 for the three and six months ended June 30, 2001 when compared to the same periods in 2000. Gross profit margins were 38% and 35% respectively, in the three and six months ended June 30, 2001 as compared to 38% in the same periods in 2000.
    Selling, general and administrative costs decreased slightly during the three and six months ended June 30, 2001 when compared to the same period in 2000.
    Legacy Audio has historically sold its products through a direct marketing program. The Company believes that this method of distribution has limited its ability to penetrate the broader market. Legacy has begun implementing plans to distribute its products through a more traditional dealer network. The Company will add dealers in a conservative manner beginning in the third quarter of this year. During this period Legacy will begin shifting marketing resources to the new method of distribution. This may result in a sales decrease in direct sales that will not be offset until the new dealers begin selling the Company's products.

Other Income and Expense

    Investment income increased during the three and six months ended June 30, 2001 when compared to the same period in 2000 due to higher invested balances and higher rates of return available on invested funds.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. No change from information disclosed in the Company's 2000 annual report of form 10-K.

PART II    OTHER INFORMATION
   Item 4.     Submission of Matters to a Vote of Security Holders
   (a) Annual Meeting: April 26, 2001
   (b) Election  of the following directors for a one-year  term:
        Steven   Markowitz,  Eugene  Moroz,  Leonard  Helfrich,   Martha
        Markowitz, Orville Hawk, Albert Schuster, Jeffrey Schucker, Ernest Choquette and Michael Doyle.
   (c) In addition to the election of directors and the waiver of reading of the minutes of the prior meeting, the shareholders ratified charitable deductions made in 2000 and all contracts, agreements, and employments by the Board of Directors and officers since the previous annual meeting in April 2000. All resolutions were adopted by the vote of all shareholders present, in person or proxy.

   Item 5.     Other Information
        Michael F. Doyle was elected a Director at the annual shareholders meeting on April 26, 2001. Mr. Doyle is President of the Company's subsidiary Eastern Research, Inc. Prior to joining ERI in May of 1997, Mr. Doyle had 20-years experience in the data communications industry including positions at Infotron Systems, Inc., Dowty Communications, Inc., Teleos Communications, Inc. and Madge Networks, Inc.

   Item 6.     Exhibits and Reports on Form 8-K
   (b)  Forms 8-K
        1.The Company filed a Form 8-K dated April 20, 2001 announcing the combination of its Data Communications subsidiaries VIR Linear Switch into Eastern Research, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Allen Organ Company
                                 (Registrant)

Date: August 8, 2001             /s/ STEVEN MARKOWITZ
                                 Steven Markowitz, President and Chief
                                 Executive Officer

Date: August 8, 2001             /s/ NATHAN S. ECKHART
                                 Nathan S. Eckhart, Vice President-Finance,
                                 Chief Financial and Principal Accounting
                                 Officer