Form 10-Q
period 2001-09-30
ALLEN ORGAN CO
filed 2001-11-09
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
  (X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended September 30, 2001

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

Number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 2001:

                    Class A - Voting          84,002  shares
                    Class B - Non-voting   1,086,457  shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements

          Consolidated Condensed Statements of Income for the nine months ended September 30, 2001 and 2000

          Consolidated Condensed Balance Sheets at September 30, 2001 and December 31, 2000

          Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000

          Notes to Consolidated Condensed Financial Statements

   Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Part II    Other Information

   Item 6.Exhibits and Reports on Form 8-K

   Signatures

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS
                    ALLEN ORGAN COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                       For the 3 Months Ended:      For the 9 Months Ended:
                       9/30/2001     9/30/2000      9/30/2001     9/30/2000

Net Sales             $15,385,870   $17,850,297    $43,764,562   $53,590,064

Cost and Expenses
 Costs of sales        10,212,368    10,958,677     31,319,047    31,993,121
 Selling, general and
  administrative        3,628,693     4,393,068     11,850,598    12,836,701
 Research and
  development           1,919,752     1,883,479      6,274,846     5,348,287
 Costs to close
  Southampton plant          --          --            530,000        --
 Impairment of VIR, Inc.
  goodwill                   --          --          1,400,000        --

   Total Costs and
    Expenses           15,760,813    17,235,224     51,374,491    50,178,109

(Loss) Income from
 Operations              (374,943)      615,073     (7,609,929)    3,411,955

Other Income (Expense)
 Interest and other
  income                  201,876       522,804        911,448     1,040,218
 Interest expense            --        (153,261)      (315,084)     (153,261)
 (Loss) Gain on sale of
  property, plant
   and equipment         (175,358)         (562)      (175,358)        7,686
 Minority interests in
  consolidated subsidiaries  --           8,474        (33,275)       42,977

 Total Other Income
  and Expense              26,518       377,455        387,731       937,620

(Loss) Income Before
  Taxes                  (348,425)      992,528     (7,222,198)    4,349,575

Income Tax (Benefit)
  Provision               (85,000)      334,000     (2,768,000)    1,465,000

Net (Loss) Income     $  (263,425)  $   658,528    $(4,454,198)  $ 2,884,575

Basic and Diluted (Loss)
  Earnings Per Share       $(0.23)        $0.56         $(3.81)        $2.46

Weighted Average Shares
  Used in Per Share
  Calculation           1,170,505     1,170,619      1,170,505     1,170,619

Dividends Per Share-Cash   $ 0.14         $0.14         $ 0.42         $0.42

Total Comprehensive
  (Loss) Income       $  (190,231)  $   558,461    $(4,578,269)  $ 2,761,997

                                   See accompanying notes.

                    ALLEN ORGAN COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS


     ASSETS                                   September 30, 2001  Dec 31, 2000
                                                   (Unaudited)      (Audited)
Current Assets
  Cash                                               $   712,378   $ 2,712,368
  Investments Including Accrued Interest              11,837,373    24,694,377
  Accounts Receivable, net of reserves of
   $372,548 and $428,791, respectively                10,790,221    10,285,659
  Inventories:
   Raw Materials                                       6,081,871     7,684,892
   Work in Process                                     6,386,605     6,172,954
   Finished Goods                                      4,831,272     5,950,327
      Total Inventories                               17,299,748    19,808,173
  Income Taxes Prepaid and Receivable                  3,159,477        13,972
  Prepaid Expenses                                       547,137       304,342
  Deferred Income Tax Benefits                         1,169,554     1,094,701
     Total Current Assets                             45,515,888    58,913,592
Property, Plant and Equipment                         26,391,481    25,861,781
  Less Accumulated Depreciation                      (14,564,020)  (13,338,648)
     Total Property, Plant and Equipment              11,827,461    12,523,133
Other Assets
  Prepaid Pension Costs                                  499,622       506,702
  Inventory Held for Future Service                      809,689       690,657
  Note Receivable                                      1,955,779     1,556,721
  Cash Value of Life Insurance                         2,082,650     2,034,867
  Deferred Income Tax Benefits                           254,476       398,476
  Goodwill, net                                        2,574,831     4,165,002
  Other Assets                                            18,592        18,592
     Total Other Assets                                8,195,639     9,371,017
     Total Assets                                    $65,538,988   $80,807,742

     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Notes Payable - Bank                               $    --       $ 8,700,000
  Accounts Payable                                     2,585,357     3,448,119
  Other Accrued Expenses                               2,163,045     2,816,102
  Customer Deposits                                    3,017,885     2,991,628
     Total Current Liabilities                         7,766,287    17,955,849
Noncurrent Liabilities
  Deferred and Other Noncurrent Liabilities              414,575       310,016
     Total Liabilities                                 8,180,862    18,265,865
Minority Interests                                        --           106,976

STOCKHOLDERS' EQUITY
  Common Stock     2001            2000
   Class A   127,232 shares;   127,232 shares            127,232       127,232
   Class B 1,410,761 shares; 1,410,761 shares          1,410,761     1,410,761
  Capital in Excess of Par Value                      12,758,610    12,758,610
  Retained Earnings
   Balance, Beginning                                 59,977,002    56,677,650
   Net (Loss) Income                                  (4,454,198)    3,954,896
   Dividends - Cash 2001 and 2000                       (491,615)     (655,544)
   Balance, End                                       55,031,189    59,977,002
  Accumulated Other Comprehensive Income:
   Unrealized Gain on Investments                         15,919       139,990
   Sub-Total                                          69,343,711    74,413,595
  Treasury Stock
   2001-43,230 Class A shares;324,304 Class B shares (11,985,585)       --
   2000-43,230 Class A shares;324,148 Class B shares     --        (11,978,694)
  Total Stockholders' Equity                          57,358,126    62,434,901
  Total Liabilities and Stockholders' Equity         $65,538,988   $80,807,742
                                       See accompanying notes.

                    ALLEN ORGAN COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                               For the 3 Months Ended:  For the 9 Months Ended:
                                9/30/2001   9/30/2000    9/30/2001  9/30/2000
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net (loss) income            $ (263,425) $  658,528  $(4,454,198)  $2,884,575
 Adjustments to reconcile net
    (loss) income to net cash
    provided by operating
    activities
  Depreciation and amortization  655,515     701,991    2,257,931    1,710,801
  Loss from impairment of VIR,
   Inc. goodwill, Included
    in operating expenses           --          --      1,400,000       --
  Minority interest in
   consolidated subsidiaries        --        (8,474)      33,275      (42,977)
  Loss (Gain) on sale of
   property, plant and
   equipment                     175,358         562      175,358       (7,686)
 Change in assets and liabilities
  Accounts receivable         (2,787,901)   (279,737)    (504,562)   2,628,951
  Inventories                  1,329,979    (183,408)   2,389,393   (3,083,536)
  Income taxes prepaid and
   receivable                   (161,762)       --     (3,145,505)      --
  Prepaid expenses               157,945     116,849     (242,795)    (106,479)
  Prepaid pension costs           38,047      (7,851)       7,080       44,399
  Other assets                      --        22,548         --         22,548
  Deferred income tax benefits    39,246        --         69,147       --
  Accounts payable               706,004    (403,826)    (862,762)    (737,850)
  Accrued taxes on income           --      (176,530)        --       (521,231)
  Accrued expenses                11,094     212,829     (653,057)     490,461
  Customer deposits               24,982     (90,500)      26,257       42,177
  Deferred and other noncurrent
   liabilities                    34,853      96,550      104,559       97,576
    Net Cash (Used In) Provided
     by Operating Activities     (40,065)    659,531   (3,399,879)   3,421,729

CASH FLOW FROM INVESTING
ACTIVITIES
  Proceeds from the sale of
   property, plant and equipment  11,250       7,800       11,250       26,706
  Additions to goodwill             --      (286,788)    (156,243)    (838,216)
  Increase in note receivable       --          --       (399,058)    (405,612)
  Purchases of plant and
   equipment                    (250,087)   (870,745)  (1,238,984)  (2,482,176)
  Increase in cash value of
   life insurance                (47,783)   (346,850)     (47,783)    (346,850)
  Net sale (or purchase) of
   short-term investments        208,801  (6,932,102)  12,732,933   (5,567,100)
   Net Cash Provided by
    (Used in) Investing
    Activities                   (77,819) (8,428,685)  10,902,115   (9,613,248)

CASH FLOWS FROM FINANCING
ACTIVITIES
  Proceeds from bank loans          --     8,000,000    3,300,000    8,000,000
  Repayment of bank loans           --          --    (12,000,000)      --
  Proceeds from sale of
   subsidiary stock                 --          --         96,333       --
  Reacquired Class B
   common shares                    --          --         (6,891)      (3,732)
  Dividends paid in cash        (163,865)   (163,886)    (491,615)    (491,659)
  Subsidiary company stock
   reacquired from
    minority shareholders       (350,603)       --       (400,053)      --
  Net Cash (Used in) Provided
   By Financing Activities      (514,468)  7,836,114   (9,502,226)   7,504,609

NET (DECREASE) INCREASE IN CASH (632,352)     66,960   (1,999,990)   1,313,090

CASH, BEGINNING                1,344,730   1,455,407    2,712,368      209,277

CASH, ENDING                  $  712,378  $1,522,367 $    712,378   $1,522,367


             SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
   Income Taxes               $   77,777  $  510,811 $    319,777   $2,003,311
   Interest                   $     --    $  153,261 $    315,084   $  153,261
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

2.Impairment of Goodwill
  During March 2001 the Company recorded a charge to operating expenses of $1,400,000 related to the impairment in the value of goodwill which arose in connection with the acquisition of VIR, Inc. This write down of goodwill is attributable to the downturn in the data communications industry, the combination of VIR into the Company's subsidiary Eastern Research, Inc. and closure of the VIR facility discussed in more detail below, all of which reduced expectations of future cash flows from VIR's operations.

3.Combination of Subsidiaries
  During April 2001 the Company began combining its Data Communications subsidiaries VIR Linear Switch (VIR) of Southampton, PA into Eastern Research, Inc. (ERI), which is also a subsidiary of the Company. VIR designs, manufactures and markets a number of test access and tech
  control  products  for  use  in customer networks.   The  combination  was
  completed during the third quarter of 2001 and the Southampton, PA facility has been closed. The combined operations are headquartered at ERI's facility in Moorestown, New Jersey. Manufacturing of some of VIR's products has been moved to ERI's supplier with other manufacturing being transferred to the Macungie, PA plant. The Company has estimated the restructuring charges (including employee severance, benefits and other exit costs) related to this combination and plant closure to be approximately $530,000 of which $360,000 has been paid as of September 30, 2001. The Company believes that the remaining $170,000 of accrued termination costs is adequate to cover the estimated remaining expenditures.

4.Financing
  During June 2001 Eastern Research, Inc. repaid all outstanding bank loans totaling $12,000,000 with funds provided by Allen Organ Company. The Company originally obtained these loans to give ERI financial autonomy as it explored strategic alternatives. As a result of the changes in the financial markets, the Company decided to repay the outstanding loans to eliminate the costs related to this financing.

5.New Accounting Standards
  Effective January 1, 2001, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This standard requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company has no derivative instruments or hedging activities and therefore this standard will not have an affect on its financial statements.

  During 2001 the Financial Accounting Standards Board issued the following new Statements that are applicable to the Company. While the Company has not conducted an extensive study to determine the effect of these new pronouncements, it does not feel that they will have a significant affect on its financial statements.
   SFAS 141, "Business Combinations" - requires the use of the purchase method for all business combinations initiated after June 30, 2001.
   SFAS 142, "Goodwill and Other Intangible Assets" - replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. The statement will be adopted beginning 2002.
   SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" - Establishes one accounting model, used for long-lived assets to be held and used, disposed of by sale or otherwise disposed.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:

    Cash flows from operating activities decreased during the three and nine months ended September 30, 2001 when compared to the same period in 2000, primarily due to operating losses incurred in the Data Communications segment. These decreases were partially offset by reductions in inventory levels in the Musical Instruments, Electronic Assemblies and Data Communications segments.
    Cash flows from investing activities were used to purchase property and equipment during the nine months ended September 30, 2001 including approximately $478,000 in the Musical Instruments segment, $138,000 in the Electronic Assemblies segment and $618,000 in the Data Communications segment.
    During June 2001 the Company sold more than $12,000,000 in short term investments to fund the repayment of bank loans discussed in Footnote 4 above.

Results of Operations:

Sales and Operating Income
                           For the 3 Months Ended      For the 9 Months Ended
                           9/30/2001    9/30/2000      9/30/2001     9/30/2000
 Net Sales to
  Unaffiliated Customers
   Musical Instruments   $ 5,976,634  $ 6,786,023    $18,208,419   $21,295,085
   Data Communications     7,960,398    8,280,161     16,770,366    24,110,559
   Electronic Assemblies   1,134,936    2,335,438      7,401,992     6,248,354
   Audio Equipment           313,902      448,675      1,383,785     1,936,066
     Total               $15,385,870  $17,850,297    $43,764,562   $53,590,064

 Intersegment Sales
   Musical Instruments   $    10,260  $    68,022    $    51,087   $   248,012
   Data Communications           136       57,330        193,574        57,330
   Electronic Assemblies        --          --            --            15,577
   Audio Equipment            22,081       10,224         41,482        17,156
     Total               $    32,477  $   135,576    $   286,143   $   338,075

 Income (Loss) from Operations
   Musical Instruments   $ 1,170,937  $ 1,090,758    $ 1,846,125   $ 4,020,315
   Data Communications      (972,644)    (786,980)    (9,006,780)   (1,290,409)
   Electronic Assemblies    (175,962)     376,931        257,670       976,389
   Audio Equipment          (397,274)     (65,636)      (706,944)     (294,340)
     Total               $  (374,943) $   615,073    $(7,609,929)  $ 3,411,955

Musical Instruments Segment
    Sales decreased $809,389 and $3,086,666 respectively, for the three and nine months ended September 30, 2001 when compared to the same periods in 2000. While the order rate for the first nine months of 2001 was approximately equal to 2000. The 2000 sales were higher for the period due to shipments made against a higher order backlog.
   The gross profit percentage increase to 40% during the three months ended September 30, 2001 from 34% in the same period of 2000. This increase is due to a $450,000 increase in inventory related to an update of the Company's standard product costs to reflect the current level of cost for materials, wages and overhead. The gross profit margin decreased to 31% for the nine months ended September 30, 2001 as compared to 37% in the same period in 2000 due to lower sales over which to absorb fixed costs and changes in product mix.
    Selling, general and administrative, research and development expenses decreased slightly during the three and nine months ended September 30, 2001 when compared to the same periods in 2000.

Data Communications Segment
    Sales decreased $319,763 and $7,340,193 respectively, for the three and nine months ended September 30, 2001 when compared to the same periods in 2000, resulting in a significant operating loss for the first nine months of
2001.   This  segment's  order rate in the first nine  months  of  2001  was significantly lower than the same period in 2000. The sales decrease is attributable to a general slowdown in the national economy and a more significant industry-wide slowdown in the Data Communications markets. Some of this segment's products had been sold to Competitive Local Exchange Carriers (CLEC) that were hit hard by the economic down-turn, with many having difficulty raising capital required to continue to build out their
networks  and  deliver  services.   As a result,  many  CLEC's  have  become
insolvent.   This  segment  has since redirected  its  sales  and  marketing efforts away from CLEC's and has focused on healthier markets for which  its
product   line   is  well  suited,  including  the  wireless   and   certain
international markets. This segment has been successful in increasing its order rate during the third quarter of 2001 to near the sales level of the third quarter of 2000. ERI's current order rate remains at or above the levels of the fourth quarter of 2000.
   Cost of goods sold for the three and nine months ended September 30, 2001 includes $819,000 and $1,539,000 respectively, of additional non-cash inventory valuation adjustments recorded at VIR, Inc. for slow moving and obsolete inventory associated with discontinued product lines. The result of these adjustments was to decrease gross profit margins by 10% from 47% to 37% in the third quarter and by 9% from 43% to 34% for the nine months ended September 30, 2001. Gross profit margins during the three and nine months ended September 30, 2000 were 46% and 47% respectively. The decrease in the gross profit margins for the nine months ended September 30, 2001 (excluding the inventory valuation adjustments) was due to lower sales volume over which to absorb fixed costs and competitive pressures to lower selling prices of products.
    Sales  and marketing expenditures decreased $569,007 (24%) and  $672,703
(11%)   during  the  three  and  nine  months  ended  September   30,   2001
respectively, when compared to the same periods in 2000.
    General and administrative expenses decreased $183,313 (24%) and $42,172 (2%) during the three and nine months ended September 30, 2001 respectively, when compared to the same periods in 2000.
   Research and development expenditures increased $26,124 (2%) and $912,716 (21%) respectively for the three and nine months ended September 30, 2001 when compared to the same periods in 2000.
    As discussed in Note 2 above, the first quarter of 2001 and nine months ended September 30, 2001 operating expenses includes a charge of $1,400,000 related to the write down of the value of VIR's goodwill.
    In  April  2001 the Company announced plans for restructuring  its  Data
Communications  segment.   The  Company has  combined  the  VIR  operations,
located in Southampton, PA into ERI with the combined operations being headquartered in Moorestown, NJ. The Southampton, PA facility has be been
closed.   Manufacture  of some of VIR's products has  been  moved  to  ERI's supplier  with  other manufacturing being transferred to  the  Macungie,  PA
plant.   VIR  employed about 30 people with some being  transferred  to  the
Moorestown facility. See Note 3 above for additional information on this plant closing.
    Because of the economic downturn that resulted in this segment's significant reduction in sales volume during the first six months of 2001, the Company took additional steps to reduce its expenditures for this segment. ERI reduced its workforce by 10 positions during the first quarter of 2001 resulting in severance and related costs of approximately $100,000. In April of 2001 ERI reduced its workforce by an additional 11 positions. These additional terminations along with the VIR plant closure costs discussed above resulted in a total restructuring charge for the Data
Communications segment of $640,000 which was included in the operating results of the second quarter of 2001. In addition this segment has reduced its planned operating and capital expenditures for the balance of the year.
   ERI has introduced significant new products during 2001 including the DNX-88 and an OC3/STM1 interface card for the DNX line, its first optical
product.   The  DNX-88  system scales from 8 to 688  T1/E1  interfaces.   It
leverages all narrowband and broadband interfaces within the current DNX portfolio, including T1/E1, T3, STS1 and OC3/STM1, while retaining its ability to groom multi-service traffic by performing non-blocking 3-1-0 cross connections. Initial orders for the new products are in line with Company.
    With the cost reductions and new markets focus listed above the Company previously announced that it plans for the Data Communications segment to approach breakeven from operations in the last quarter of 2001. The Company remains on track to achieve this goal. However, the current economic and market conditions make future sales visibility problematic, which could jeopardize achievement of this goal.

Electronic Assemblies Segment
    Sales decreased $1,200,502 during the third quarter and increased $1,153,638 during the nine months ended September 30, 2001 when compared to the same periods in 2000. The decrease in sales for the third quarter is the result that the severe economic slowdown has had on the Company's contract manufacturing customers. The current order rate is significantly lower than the prior year and is expected to continue at this lower level in future quarters. Because of this decrease the Company has taken actions to reduce its costs at its Macungie, PA plant including reductions in personnel related to this segment of the business.
    Gross margin for the third quarter was a loss of $(60,076) (5%). The gross profit margin percentage for the nine months ended September 30, 2001 was 8%. Gross profit margins were 20% for the three and nine months ended September 30, 2000.
    Selling, general and administrative expenses for the three and nine months ended September 30, 2001 increased slightly when compared to the same periods in 2000.

Audio Equipment Segment
   Sales decreased $134,776 and $552,281 for the three and nine months ended September 30, 2001 when compared to the same periods in 2000. Gross profit margins decreased to 20% for the nine months September 30, 2001 as compared to 42% in the same period of 2000 due to lower sales over which to absorb fixed costs.
    Selling, general and administrative costs decreased slightly during nine months ended September 30, 2001 when compared to the same period in 2000.
    Legacy Audio has historically sold its products through a direct marketing program. The Company believes that this method of distribution has limited its ability to penetrate the broader market. Legacy has begun implementing plans to distribute its products through a more traditional dealer network. The Company has added independent retail dealers and will continue to do so in a conservative manner to build a quality dealer network. During this period Legacy has been shifting marketing resources to the new method of distribution. In addition, the general economic slowdown has slowed the sales of consumer goods. This has resulted in a sales decrease in direct sales that has not been offset by dealer sales.

Other Income and Expense
    Investment income decreased during the three and nine months ended September 30, 2001 when compared to the same period in 2000 due to lower invested balances.
   (Loss) Gain on Sale of Property, Plant & Equipment for the three and nine months ended September 30, 2001 includes approximately $158,000 of losses related to the sale or abandonment of property at VIR's Southampton, PA facility that was closed in September 2001.

Factors that May Affect Operating Results
The statements contained in this report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's marketing and product development strategy, statements regarding future production capacity. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinions only as of the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-
K. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.
The Company has experienced and expects to continue to experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in global economics and financial markets, changes in the mix of products sold, market acceptance of the Company's and its customer's products, competitive pricing pressures, global currency valuations, the availability of electronic components that the Company purchases from suppliers, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses and fluctuations in manufacturing yields. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
   No change from information disclosed in the Company's 2000 annual report on form 10-K.

PART II    OTHER INFORMATION
   Item 6.     Exhibits and Reports on Form 8-K
   (b)  Forms 8-K
        1.The Company filed a Form 8-K dated July 24, 2001 announcing that its subsidiary Eastern Research, Inc. had been chosen by Telstra Corp. Ltd as a supplier of Time Division Multiplexer equipment for Telstra's Business Data Access Network.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Allen Organ Company
                                           (Registrant)


Date:  November 9, 2001             /s/ STEVEN MARKOWITZ
                                    Steven Markowitz, President and Chief
                                    Executive Officer

Date:  November 9, 2001             /s/ NATHAN S. ECKHART
                                    Nathan S. Eckhart, Vice President-Finance,
                                    Chief Financial and Principal
                                    Accounting Officer