Form 10-K
period 2001-12-31
ALLEN ORGAN CO
filed 2002-03-12
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

     (Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
     For the Fiscal Year Ended December 31, 2001

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on March 8, 2002:

Class A - Voting    83,864                 Class B - Non-voting    1,086,457

                              ALLEN ORGAN COMPANY

                                     INDEX




                                    PART I

1. Business
      - General developments of business
      - Industry Segments
      - Description of business
      - Financial information about geographic areas
2. Properties
3. Legal Proceedings
4. Submission of Matters to a Vote of Security Holders


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


                                    PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Financial Statement Schedules

Exhibits

                                    PART I
Item 1.   Business

          General developments of business.

                Incorporated in Pennsylvania in 1945, Allen Organ Company and Subsidiaries ("Company") operate in four industry segments: Musical Instruments, Data Communications, Electronic Assemblies and Audio Equipment.
                The Company's results for 2001 were negatively affected by the downturn that occurred in the economy, particularly in the Data
          Communications and Electronic Assemblies segments. The Company's Data Communications segment was hard hit in the first half of 2001 since some of this segments products had been sold to Competitive Local Exchange Carriers (CLEC's) many of which had difficulty raising capital and became insolvent. This segment has since redirected its sales efforts away from CLEC's and has focused on other markets for which  its  product line is well suited including  the  wireless  and certain international markets. As a result, this segment was successful in increasing its order rate during the second half of 2001 to be near the sales level of the same period in 2000.
                The economic downturn also negatively affected the Company's Electronic Assemblies segment customers resulting in a significant reduction in this segments order rate in the second half of 2001. The Company expects this lower order rate to continue into future quarters and has taken steps to reduce its costs at its Macungie, PA plant.
               While there are many factors that may affect the future business of the Company, the Company is particularly concerned with the weak economic environment, which may alter or delay customers purchasing decisions in any of the four industry segments that it operates.

          Industry segments.
                 The Company operates in four industry segments: Musical Instruments, Data Communications, Electronic Assemblies and Audio Equipment. For financial information concerning the segments, see
          Note 18 to the financial statements.

          Description of business.

              Musical Instruments.
                Allen Organ Company is a leading manufacturer of electronic keyboard musical instruments, primarily digital electronic church organs and accessories. This segment accounted for 40%, 39% and 47% of revenue in 2001, 2000 and 1999 respectively.
                The principal market for the Musical Instruments segment is institutions, primarily churches. Sales to the home market make up a smaller portion of this segment's sales. Musical Instruments are distributed mostly through dealers, primarily independent retail music stores throughout the United States, with a lesser percentage distributed through dealers internationally. The segment's business is not seasonal.
                The principal raw materials used in the segment's products are electronic components and wood, all of which are readily available from various sources without undue difficulty. Historically, certain electronic components had been put on allocation by their suppliers. This was not a significant issue during 2001 with the economic slowdown. Also, as life cycles for electronic components have shortened in recent years the Company has had to redesign some circuit boards to satisfy the needs of current and past customers. Traditionally organs have longer service requirements than other digital products. At the present time the Company does not expect this issue to significantly affect future product shipments.
                The segment does not engage in any significant amounts of consignments, extended payment terms, or lease guarantees. The Company is contingently liable in connection with certain customers' financing arrangements. See Note 12 to the financial statements. The dollar amounts and number of times the Company has had to honor these repurchase agreements are negligible.
                The Musical Instruments segment is not dependent on any single or small group of customers, the loss of which would have a material adverse effect on the business. The dollar amount of the segment's unshipped order backlog at the end of February 2002 and 2001 was $5.2 million and $4.7 million respectively. All orders are expected to be filled in the current year.
                The electronic organ industry is competitive involving at least five (5) domestic and foreign companies. In addition, there are many small pipe organ companies in the institutional organ market. The organ market consists of two basic divisions, institutional (primarily churches) and home or entertainment. The Company believes it has a major position in the institutional market because of product performance and competitive prices, and a smaller percentage of the home or entertainment market.

              Data Communications.
                The Data Communications segment consists of Eastern Research, Inc. (ERI) into which the Company, combined the operations of VIR Linear Switch during 2001. The combined operations are headquartered at ERI's facility in Moorestown, New Jersey. ERI designs and markets data inter-networking products enabling network service providers to deliver services to their customers. This segment accounted for 43%, 46% and 40% of revenues in 2001, 2000 and 1999 respectively.
                Data Communications products are sold directly to end-users, to wholesale and retail distributors worldwide and under OEM agreements with several customers. The segment maintains an inventory of in-process and finished goods to allow for rapid fulfillment of customer orders that is expected in the industry.
                The principal raw material used in the Data Communications products are electronic components, which are readily available from various sources without undue difficulty. Historically, certain electronic components had been put on allocation by their suppliers. This was not a significant issue during 2001 with the economic slowdown. Also as life cycles for electronic components have shortened in recent years, the Company has had to redesign some circuit boards to satisfy the needs of current and past customers. At the present time the Company does not expect this to significantly affect future product shipments.
                The Data Communications segment derived 13% and 16% of its revenue from 1 customer in 2001 and 2000 respectively, and 52% of its 1999 revenue from three customers.
                ERI's customer base includes major end-user corporations, Network Service Providers, Internet Service Providers and systems integrators. There are many competitors in this market that is dominated by several large data communications companies, such as Cisco Systems, Tellabs and Alcatel. The Company's strategy has been to target market niches with products that provide new features and packaging with attractive pricing.
                ERI initially built its business in the CSU/DSU market and also developed router technology products. In 1997, ERI introduced its multi-service access concentrator (DNX) family of products. ERI has expanded this product family and broadened its feature set since its introduction and now considers the DNX its flagship product. The DNX revenues represent approximately 90% of ERI's sales for 2001. To properly capitalize on this market's opportunities, ERI has implemented aggressive marketing strategies and product development work and will continue to do so in a way that takes into account ERI's needs and the current economic environment.
               ERI markets the VIR Linear Switch products that consist of patch and testing equipment, often referred to as tech control products and test access equipment. These products are of varying complexity and are used to connect, switch, test and trouble shoot data lines in large computer installations.
                The segment derived approximately 13% and 23% of its revenue from international markets in 2001 and 2000 respectively, primarily from Australia, Europe and the Far East. ERI will continue to pursue growth opportunities in markets outside the United States. The realization of future business from these opportunities could be adversely affected by currency fluctuations, social and political risks and changes in foreign economies.
                ERI has in the past developed strategic customer relationships to expand distribution of its products through other networking companies. These relationships do not currently represent a significant portion of ERI's total sales.
                The dollar amount of unshipped order backlog at the end of February, 2002 and 2001 was $3.0 million and $1.0 million respectively. All orders are expected to be filled in the current year.
                Due   to   the   previously   mentioned   weakness   in   the
          telecommunications markets and economy in general, the Company's Data Communications segment sales and operating results decreased significantly in the first half of 2001. This segment has since redirected its sales and marketing efforts to focus on other markets for which its product line is well suited, including the wireless and certain international markets. This segment has been successful in increasing its order rate during the second half of 2001 to be near the sales level of the same period in 2000. While ERI's business has stabilized, ERI's visibility of future sales remains limited. Consequently, the Company has developed a business plan that focuses on bottom line profits, as well as top line sales growth.
                During the second quarter of 2001 ERI launched a new product platform-the DNX-88 that provides carriers the ability to scale their edge or co-location sites to 688 T1/E-1 ports, 24 DS3 and/or 8
          OC3/STM1 interfaces, all managed by Envision. (As a point of comparison, prior to the DNX-88, the largest DNX configuration could scale to only 88 T1/E1 ports.) Envision is a comprehensive element manager system designed to manage and control the DNX family of products. Also during the fourth quarter of 2001, ERI introduced an OC3/STM-1 card, adding ERI's first optical interface capabilities to the DNX family.
                The 2001 product enhancements have strengthened the DNX product line. They have begun to position ERI as an optical access solution provider helping carriers migrate their T-1/T-3 networks onto the optical backbones already in place and begin to break the bottlenecks in the "last mile".

              Electronic Assemblies.
                Allen Integrated Assemblies (AIA), a division of Allen Organ Company, provides subcontract manufacture of electronic assemblies for outside customers. The Electronic Assemblies segment is an outgrowth of the technical skills and manufacturing capabilities developed by the Company for its musical instruments business. This segment accounted for 14% of 2001 revenue, 12% of 2000 revenue and 10% of revenue in 1999. AIA derived 82%, 76% and 68% of its revenues from 3 customers in 2001, 2000 and 1999 respectively.
                The Electronic Assemblies segment is very competitive with numerous manufacturers offering such services. AIA customers are generally obtained from a geographic area located close to the manufacturer.
                The dollar amount of the segment's unshipped order backlog at the end of February 2002 and 2001 was $529,000 and $3.4 million respectively. All orders are expected to be filled in the current year.

              Audio Equipment.
                The Audio Equipment segment operates through two subsidiaries, Legacy Audio, Inc and Allen Audio, Inc. This segment accounted for 3% of revenue in 2001, 2000 and 1999 respectively.
                The principal raw materials used in the segment's products are audio speakers, electronic components and wood, all of which are readily available from various sources without undue difficulty.
                The Audio Equipment segment is not dependent on any single or small group of customers, the loss of which would have a material adverse effect on the business
               Legacy Audio, Inc. (LAI) Designs, manufactures and markets high-quality audio speaker cabinets for hi-fi stereo and home theater applications. It also markets electronic audio equipment such as amplifiers that are manufactured to its specifications by third party suppliers.
                The principal market for LAI's products is consumers for home use. The segment's products are mainly distributed through independent retail dealers and directly to end-users. This segment's business is not seasonal.
                LAI historically sold its products through a direct marketing program. The Company believes that this method of distribution has limited its ability to penetrate the broader market. During 2001 the Company began implementing plans to distribute its products through a more traditional dealer network. The Company has added independent retail dealers and will continue to do so in a conservative manner to build a quality dealer network. During this period Legacy has been shifting marketing resources to the new method of distribution. In addition, the general economic slowdown has slowed sales for consumer goods. This has resulted in a sales decrease in direct sales that has not been offset by dealer sales.
                The high-end audio market is evolving from the traditional two-channel to the multi-channel market, which is utilized in home theater applications. Legacy Audio has developed and markets products specifically for these home theater applications.
                Many of LAI's manufacturing needs are similar to those required in the Company's Musical Instruments segment. The Company is manufacturing a growing percentage of LAI's speaker cabinets at its Macungie, PA facility.
                The Company competes with several other high-end audio speaker cabinet manufacturers including Martin-Logan, Thiel, B&W, Celestion, and others.
                LAI is not dependent on any single, or small group, of customers. The dollar amount of the segment's unshipped order backlog at the end of February 2002 and 2001 was $244,000 and $267,000 respectively. All orders are expected to be filled in the current year.
                Allen Audio, Inc. (AAI) Designs, manufactures and markets Public Address System products. AAI has developed a PA system mixer utilizing Digital Signal Processor (DSP) technology also used in the Allen digital organs. AAI has also developed a line of speaker cabinets for the PA field. These products are being distributed through dealers, primarily in the sound reinforcement business.

          General.

                The Company's working capital is sufficient to meet the normal expansion of inventory and receivables.
                 The  Company  spent  $8,004,838,  $7,340,209,  and  $4,910,278 annually in 2001, 2000, and 1999 respectively on research and development. The increases are a result of the Company's ongoing commitment to new product development and support, primarily in its Data Communications segment.
                The  Company  and  its  subsidiaries employ  approximately  510 persons.
                The Company monitors its compliance with applicable federal, state, or local provisions with regard to the environment and implements procedures or modifies its equipment as necessary. The Company does not expect any significant capital additions in the coming year to maintain its compliance.

          Financial information about geographic areas.

                The Company does not own manufacturing or sales facilities in any foreign countries. See Note 17 to the financial statements, for additional information on export sales.
                Export sales are all made in US dollars and for the most part are made under Letter of Credit or on a prepaid basis.
                The Company has established a Foreign Sales Corporation within the meaning of the Internal Revenue Code of 1986. This wholly-owned subsidiary is Allen Organ International, Inc., a Virgin Islands corporation.

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

                                                        Approximate
          Location                Square Footage            Use
   Musical Instruments and Electronic Assemblies:

      Macungie,    Pennsylvania    242,000        Administrative, research
                                                  and manufacturing facility.
                                                  Owned by Allen Organ Company.
                                                  Operating at approximately
                                                  85% capacity.

      Macungie,    Pennsylvania     27,000        International sales,
                                                  exhibition center, museum
                                                  and teaching facility.
                                                  Owned by Allen Organ Company.

   Data Communications:

      Southampton, Pennsylvania     22,000        Operations closed  in  2001.
                                                  Attempting   to  sublet.
                                                  Leased until August, 2005.

      Moorestown,  New Jersey       39,000        Administrative, sales and
                                                  research  facility.  Leased
                                                  until September, 2002.

   Audio Equipment:

      Springfield, Illinois         15,000        Administrative, research and
                                                  manufacturing facility. Owned
                                                  by Legacy  Audio, Inc.    at
                                                  Operating approximately 90%
                                                  capacity.

                In April 1999, the Company sold its manufacturing and sales facility located in Rocky Mount, North Carolina. See Note 2 to the financial statements, for additional information.

Item 3.     Legal Proceedings

               There is no litigation requiring disclosure pursuant to Item 103 of regulation S-K.

Item 4.     Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                    PART II

Item 5.     Market  for  the Registrant's Common Stock and Related  Stockholder
            Matters

                The Company's Class A voting shares are not registered pursuant to the Securities Exchange Act of 1934 and are not publicly traded. The Company's Class B non-voting stock trades on The NASDAQ Stock Market under the symbol AORGB.

               The high and low bid quotations for each quarter during the last two years as reported by NASDAQ Market Information System is as follows:

                  2001             High           Low
                  First Quarter    55             33
                  Second Quarter   39             31.75
                  Third Quarter    36.473         30.02
                  Fourth Quarter   33.5           30.4

                  2000             High           Low
                  First Quarter    85             38.375
                  Second Quarter   74             55
                  Third Quarter    71             57.25
                  Fourth Quarter   68             44

                The Company has 7 Class A Shareholders and 261 Class B Shareholders of record as of March 8, 2002.

                During the past two fiscal years, the Company has declared dividends on both its class A and B shares as follows:

                  Record of Quarterly Dividends Paid in 2001
                  Record Date        Payable     Amount
                  Cash  2/16/2001    3/2/2001    $.14
                  Cash  5/18/2001    6/1/2001    $.14
                  Cash  8/17/2001    8/31/2001   $.14
                  Cash  11/16/2001   11/30/2001  $.14

                  Record of Quarterly Dividends Paid in 2000
                  Record Date        Payable     Amount
                  Cash  2/18/2000    3/3/2000    $.14
                  Cash  5/19/2000    6/2/2000    $.14
                  Cash  8/18/2000    9/1/2000    $.14
                  Cash  11/17/2000   12/1/2000   $.14

Item 6.   Selected Financial Data

                                  Years Ended December 31,
                   2001         2000        1999          1998         1997

Net Sales      $60,490,513  $72,516,208  $58,018,742  $44,966,075  $40,348,084
Net Income
 (Loss)        $(4,083,810) $ 3,954,896  $ 2,884,488  $  (616,711) $ 3,512,142
Earnings (Loss)
 per share          $(3.49)       $3.38        $2.46       $(0.52)       $2.79
Cash dividends
 per share          $ 0.56        $0.56        $0.56       $ 0.56        $0.56

At Year End

 Total Assets  $66,472,252  $80,807,742  $67,466,070  $61,989,953  $62,562,004
 Long-Term Debt,
  net of
  current
  portion      $         0  $         0  $         0  $         0  $         0


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources:

        The Company continues to maintain a strong financial position and high level of liquidity, which enables it to generate funds internally to meet
     operating  needs,  capital expenditures and short-term  obligations.   Key
     indicators of the Company's liquidity are presented below:
                                            December 31,
                                      2001             2000
          Working Capital          $37,845,509      $40,957,743
          Current Ratio               5.9 to 1         3.3 to 1
          Debt to Equity Ratio       0.18 to 1        0.29 to 1

        As indicated in Note 10 of the financial statements, Eastern Research, Inc. had obtained bank financing to provide them with working capital as well as funds to repay $7,000,000 of ERI's inter-company loans due to Allen Organ Company. The proceeds of the term loan were invested in the Company's short-term investment accounts. During June of 2001 ERI repaid all outstanding bank loans totaling $12,000,000 with funds provided by Allen Organ Company. The Company originally obtained these loans to give ERI financial autonomy as it explored strategic alternatives. As a result of the changes in the financial markets, the Company decided to repay the outstanding loans to eliminate the costs related to this financing.
        Cash flows provided by operating activities decreased during 2001, as compared to 2000 and 1999 primarily due to operating losses incurred in the Data Communications segment. These decreases were partially offset by reductions in inventory levels in the Musical Instruments, Electronic Assemblies and Data Communications segments.
        Cash flows provided by operating activities increased during 2000 as compared to 1999 primarily due to increases in operating income in the Musical Instruments segment resulting from higher sales volume and operational improvements.
        Cash  flows  provided by investing activities during 2001 includes  the sale of more than $12,000,000 in short term investments to fund the repayment of ERI's bank loans. Cash flows were used to purchase approximately $529,000 and $736,000 of property and equipment in the Musical Instruments and Data Communications segments respectively.
        Cash flows used in investing activities during 2000 were used to purchase approximately $3,157,000 in plant and equipment including approximately $2,148,000 for leasehold improvements and new computer, office and test equipment to support the growth of Eastern Research, Inc.
        Cash flows used in investing activities during 1999 were used to purchase approximately $3,260,000 in plant and equipment including $775,000 for a new air handling system in the wood and metal finishing area and $150,000 for a new automated router in the woodworking area of the Macungie, PA plant. Plant and equipment purchases of approximately $1,567,000 in the Data Communications segment are primarily related to leasehold improvements, new computers, office and test equipment to support the growth of Eastern Research.

     Results of Operations:

        Sales and Operating Income

        Consolidated sales for 2001 decreased $12,025,695 (17%) when compared to 2000, primarily due to lower sales in the Data Communications segment. Consolidated sales for 2000 increased $14,497,466 (25%) when compared to the prior year primarily due to higher sales at Eastern Research, Inc
     (ERI) as well as in the Musical Instruments segment.

                                             December 31,
                                 2001            2000            1999
        Net Sales
        Musical Instruments
         Domestic             $20,616,513     $24,422,709     $23,769,362
         Export                 3,759,129       3,635,123       3,563,383
          Total                24,375,642      28,057,832      27,332,745

        Data Communications
         Domestic              22,567,298      25,556,745      22,149,842
         Export                 3,342,587       7,764,597       1,146,137
          Total                25,909,885      33,321,342      23,295,979

        Electronic Assemblies
         Domestic               8,382,021       8,624,199       5,650,917

        Audio Equipment
         Domestic               1,603,650       2,323,865       1,651,566
         Export                   219,315         188,970          87,535
          Total                 1,822,965       2,512,835       1,739,101

        Total                 $60,490,513     $72,516,208     $58,018,742

        Income (Loss) from Operations
        Musical Instruments   $ 2,184,321     $ 5,029,871     $ 2,950,251
        Data Communications    (8,284,232)     (2,063,221)       (805,738)
        Electronic Assemblies     125,000       1,284,806         430,031
        Audio Equipment          (988,353)       (429,386)       (761,688)
         Total                $(6,963,264)    $ 3,822,070     $ 1,812,856

     Musical Instruments Segment

        The domestic sales for 2001 decreased $3,806,000. While the order rate for 2001 was approximately equal to orders for 2000, the 2000 sales were higher due to shipments made to domestic customers against a higher order backlog. The 2000 increase in domestic sales reflects increased order volume and shipments made against a higher order backlog. As discussed on page 3, the economic downturn may affect future order volume.
        Export sales were approximately equal for the three years ended December 31, 2001. Certain foreign markets continue to be affected by unfavorable economic conditions, particularly Far East countries, and changes in the value of the US dollar compared to foreign currencies.
        In  recent  years  the Company has entered a different  subset  of  the institutional organ market that includes the sale of its organ consoles and control electronics to customers that want to retain their wind-blown pipes. In the past this market was served by pipe organ manufacturers and local pipe organ maintenance organizations. The Company's ability to produce both the wood cabinetry and digital electronics gives it an advantage in this market.
        Gross profit margins on sales were 30.1%, 36.5% and 30.5% for the three years ended December 31, 2001. The 2001 decrease is due to lower sales over which to absorb fixed costs and changes in product mix. The increase in gross profit in 2000 over 1999 was a result of higher sales volume over which to absorb fixed costs.
        Selling and advertising expenses remained approximately equal for the three years ended December 31, 2001. General and administrative expenses in 2001 were approximately equal to 2000 and decreased in 2000 due to lower personnel requirements and related benefits.
        Research and development expenses decreased approximately $25,000 in 2001 and increased approximately $264,000 in 2000.

     Data Communications Segment

        Domestic sales decreased $2,989,447 in 2001 and increased $3,406,903 in 2000 when compared to 1999. International sales decrease $4,422,010 in 2001 and increased $6,618,460 during 2000. The increase in international sales in 2000 was primarily from sales to two customers in the Far East. The decrease in 2001 sales is attributable to a general slowdown in the world economy and a more significant industry-wide slowdown in Data Communications markets. Some of this segment's products had been sold to Competitive Local Exchange Carriers (CLEC), many of which had difficulty raising capital and became insolvent. This segment has since redirected its sales efforts away from CLEC's and has focused on other markets for which its product line is well suited including the wireless and certain international markets. As a result, this segment was successful in increasing its order rate during the second half of 2001 to be near the sales level of the same period in 2000.
        Cost of goods sold for 2001 includes $1,539,000 of additional non-cash inventory valuation adjustments recorded at VIR, Inc. for slow moving and obsolete inventory associated with discontinued product lines. The result of these adjustments was to decrease the 2001 gross profit margin by 6% from 46% to 40%. The decrease in the 2001 gross profit margin, excluding the inventory valuation adjustments, was due to lower sales volume over which to absorb fixed costs and competitive pressures to lower selling prices of products. Gross profit margins were 47% and 48% for 2000 and 1999, respectively. While the company strives to maintain profit margins by developing products that offer more features, the industry is competitive which often results in pricing changes to obtain and maintain market share.
        Selling expenses decreased approximately $1,123,000 in 2001 and increased approximately $2,500,000 in 2000 over 1999. The 2001 decrease is related to lower sales and cost cutting measures initiated in the first half of 2001 due to the economic downturn.
        Administrative expenses decreased approximately $347,000 in 2001 from cost cutting measures initiated in the first half of 2001 due to the economic downturn. Administrative expenses increased approximately $900,000 in 2000 over 1999 primarily related to additional management and administrative personnel added at ERI to support its growth.
        Research and development expenses were $6,599,104, $5,911,740 and $3,759,183 for the years ended December 31, 2001, 2000 and 1999, respectively primarily related to ERI. The segment is committed to new product development and support and expects these expenditures to continue at approximately the same level in 2002.

     Electronic Assemblies Segment

        Sales decreased approximately $242,000 in 2001 and increased approximately $2,973,000 in 2000. The 2001 order rate decreased significantly in the second half of 2001 as a result of the economic slowdown that has also affected the Company's contract manufacturing customers. The order rate is expected to continue at a lower level in future quarters. Because of this decrease in sales the Company has taken steps to reduce its costs at its Macungie, PA plant including reductions in personnel related to this segment of the business
        Gross profit margins were 7.1%, 19.5% and 15.2% for the three years ended December 31, 2001. The 2001 decrease is the result of lower sales in the second half of 2001 over which to absorb fixed costs. The 2000 increase over 1999 is due to higher order volume over which to absorb fixed costs and changes in product mix.
        Selling, general and administrative expenses increased approximately $95,000 in 2001 and decreased slightly in 2000. The segment continues its efforts to diversify its customer base and to improve its production capabilities to offer state of the art manufacturing services to its customers.

     Audio Equipment Segment

        Sales for 2001 decreased approximately $690,000 and increased approximately $773,000 in 2000 when compared to 1999.
        Gross  profit  margins  were  12%, 43% and  38%  for  the  years  ended
     December 31, 2001, 2000 and 1999, respectively. The 2001 decrease is attributable to lower sales volume over which to absorb fixed costs.
        Selling, general and administrative costs decreased approximately $250,000 during 2001 as a result of steps taken to reduce operating cost and because of Legacy Audio's switch to a dealer based selling model. Selling, general and administrative costs increased approximately $82,000 during 2000 over 1999.
        Legacy Audio has historically sold its products through a direct marketing program. The Company believes that this method of distribution has limited its ability to penetrate the broader market. Legacy has begun distributing its products through a more traditional dealer network. The Company has added independent retail dealers and will continue to do so in a conservative manner to build a quality dealer network. During this period Legacy has been shifting marketing resources to the new method of distribution. In addition, the general economic slowdown has slowed the sales of consumer goods. This has resulted in a sales decrease in direct sales that has not been offset by dealer sales.
        The Company has developed a line of Public Address System products and in connection therewith has formed Allen Audio, Inc. to develop and market these products. Allen Audio began shipping units in late 1999.

     Other Income (Expense)

        Investment income for the year ended December 31, 2001 decreased when compared to 2000 due to lower invested balances. Investment income for 2000 increased compared to 1999 due to higher returns on investments and higher invested balances. Interest expense was incurred in 2001 and 2000 on short-term bank financing related to Eastern Research.
        The 2001 loss on sale of property, plant & equipment includes approximately $158,000 of losses related to the disposition of property and equipment at VIR's Southampton, PA facility that was closed in September 2001. The 1999 gain on sale of property, plant and equipment includes approximately $1,068,000 of gains related to the sale of the Rocky Mount, North Carolina facility.

     Income Taxes

        The effective tax (benefit) rate was (36.8%), 22.4% and 30.6% in 2001, 2000 and 1999 respectively. The 2001 effective tax rate increased due to tax credits and other preference items increasing the benefit to the Company related to the current year loss. The decrease in the 2000 effective tax rate is due to higher tax credits and other non-taxable items.

     Significant Accounting Policies

        The  significant  accounting policies of the Company are  described  in
     Note 1 of the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.
        Certain accounting estimates and assumptions are particularly sensitive because of their significance to the consolidated financial statements and possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions are described below.

          Carrying Value of Obsolete and Slow Moving Inventory: The Company has written down the value of inventory which may become obsolete or that will not be used in the normal course of business to its estimated net realizable value.

          Allowance for Doubtful Accounts: The Company has recorded allowance for the estimated amount of accounts which may become uncollectible.

          Carrying  Value  of  Goodwill  and Intangible  Assets:   The  Company
          reviews the recoverability of its goodwill and intangible assets. Any impairment in value is charged against current operations.

          Realization of Deferred Income Tax Benefits: As discussed in Note 9 of the financial statements, the Company has recorded valuation allowances related to the uncertainty of realizing state and federal net operating loss carry forwards.

        Risk factors that may affect these judgements include the volume and timing of orders received, changes in global economics and financial markets, changes in the mix of products sold, market acceptance of the Company's and its customer's products, competitive pricing pressures, global currency valuations, the availability of electronic components that the Company purchases from suppliers, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses and fluctuations in manufacturing yields.

     Contractual Obligations and Commercial Commitments

        Following is a summary of contractual obligations and other commercial commitments of the Company:

                                                Payments Due by Period
          Contractual                        Less
          Obligations                        than       1-3       4-5    After
                                Total       1 year      years    years  5 years
        Operating Leases      $  602,452   $  329,229  $273,223    $0       $0

                                     Amount of Commitment Expiration Per Period
           Other Commercial                   Less
            Commitments       Total Amounts   than      1-3       4-5    After
                               Committed     1 year    years     years  5 years
        Contingent Repurchase
         Commitments Related to
         Customer Financing
         Arrangements         $2,041,909   $2,041,909    $0        $0       $0

     Factors that May Affect Operating Results

        The statements contained in this report on Form 10-K that are not purely historical are forward looking statements within the meaning of
     Section  27A  of  the  Securities Act of  1933  and  Section  21E  of  the
     Securities  Exchange  Act  of  1934, including  statements  regarding  the
     Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's marketing and product development strategy, statements regarding future production capacity. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinions only as of the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2002. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.
        The Company has experienced and expects to continue to experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in global economics and financial markets, changes in the mix of products sold, market acceptance of the Company's and its customer's products, competitive pricing pressures, global currency valuations, the availability of electronic components that the Company purchases from suppliers, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses and fluctuations in manufacturing yields. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.
        See Note 1 to the financial statements for information concerning the effects of changes in accounting policies.

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

KPMG
4905 Tilghman Street
Allentown, PA 18104

                      INDEPENDENT AUDITORS' REPORT


The Board of Directors
 and Stockholders
Allen Organ Company


      We have audited the accompanying consolidated balance sheets of Allen Organ Company and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows and the related financial statement schedule for each of the years in the three year period ended December 31, 2001. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allen Organ Company and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Allentown, PA
February 5, 2002

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31
                     ASSETS                              2001          2000
CURRENT ASSETS
 Cash                                               $ 4,449,998   $ 2,712,368
 Investments including accrued interest              11,609,416    24,694,377
 Accounts receivable, net of allowance for
  doubtful accounts of $350,492 in 2001
  and $428,791 in 2000                                9,947,842    10,285,659
 Inventories                                         16,485,908    19,808,173
 Prepaid income taxes                                 1,106,214        13,972
 Prepaid expenses                                       386,421       304,342
 Deferred income tax benefits                         1,561,138     1,094,701
     Total Current Assets                            45,546,937    58,913,592

PROPERTY, PLANT AND EQUIPMENT, NET                   11,491,549    12,523,133
OTHER ASSETS
 Prepaid pension costs                                    --          506,702
 Inventory held for future service                      811,249       690,657
 Note receivable from related party                   1,997,107     1,556,721
 Cash value of life insurance                         2,173,566     2,034,867
 Deferred income tax benefits                         2,022,725       398,476
 Goodwill, net                                          194,523       221,449
 Intangible assets, net                               2,218,504     3,943,553
 Other assets                                            16,092        18,592
     Total Other Assets                               9,433,766     9,371,017
     Total Assets                                   $66,472,252   $80,807,742

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable - Bank                               $     --      $ 8,700,000
 Accounts payable                                     2,750,251     3,448,119
 Other accrued expenses                               1,973,154     2,816,102
 Customer deposits                                    2,978,023     2,991,628
     Total Current Liabilities                        7,701,428    17,955,849
NONCURRENT LIABILITIES
 Deferred and other noncurrent liabilities              707,769       310,016
 Accrued Pension Costs                                1,748,040          --
     Total Noncurrent Liabilities                     2,455,809       310,016
     Total Liabilities                               10,157,237    18,265,865

MINORITY INTERESTS                                        --          106,976
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Common stock, par value $1 per share
 Authorized
  Class A Voting Shares-      400,000 in 2001 and 2000
  Class B Non-Voting Shares-3,600,000 in 2001 and 2000
 Issued       2001              2000
  Class A   127,232 shares;   127,232 shares            127,232       127,232
  Class B 1,410,761 shares; 1,410,761 shares          1,410,761     1,410,761
   Total Common Stock                                 1,537,993     1,537,993
 Capital in excess of par value                      12,903,610    12,758,610
 Retained earnings                                   55,237,713    59,977,002
 Accumulated other comprehensive income              (1,374,300)      139,990
  Sub-total                                          68,305,016    74,413,595
 Less cost of common shares in treasury
  2001-43,368 Class A shares;324,304 Class B shares (11,990,001)        --
  2000-43,230 Class A shares;324,148 Class B shares       --      (11,978,694)
 Total Stockholders' Equity                          56,315,015    62,434,901
 Total Liabilities and Stockholders' Equity         $66,472,252   $80,807,742

          See accompanying notes to Consolidated Financial Statements.

              ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                                             Years Ended December 31,
                                          2001          2000           1999

NET SALES                            $60,490,513    $72,516,208    $58,018,742
COSTS AND EXPENSES
  Cost of sales                       41,707,417     43,730,716     36,793,515
  Selling, administrative and other
   expenses                           15,811,522     17,623,213     14,502,093
  Research and development             8,004,838      7,340,209      4,910,278
  Costs to close Southampton plant       530,000          --             --
  Impairment of VIR, Inc. goodwill
   and intangibles                     1,400,000          --             --
  Total Costs and Expenses            67,453,777     68,694,138     56,205,886

(LOSS) INCOME FROM OPERATIONS         (6,963,264)     3,822,070      1,812,856

OTHER INCOME (EXPENSE)
  Investment income                    1,018,162      1,542,347      1,128,524
  Interest expense                      (315,083)      (320,942)         --
 (Loss) gain on sale of property,
   plant and equipment                  (175,358)       (58,288)     1,063,722
  Other income (expense), net             25,008         20,414         (9,593)
  Minority interests in
   consolidated subsidiaries             (33,275)        68,295        112,979
  Total Other Income (expense)           519,454      1,251,826      2,295,632

(LOSS) INCOME BEFORE TAXES            (6,443,810)     5,073,896      4,108,488

PROVISION FOR TAXES
  Current                             (1,168,000)     1,736,000      2,030,000
  Deferred                            (1,192,000)      (617,000)      (806,000)
  Total                               (2,360,000)     1,119,000      1,224,000

NET (LOSS) INCOME                    $(4,083,810)   $ 3,954,896    $ 2,884,488

OTHER COMPREHENSIVE (LOSS), INCOME
 NET OF TAX
  Unrealized (loss) gain on
   investments:
   Unrealized (loss) gain arising
    during period                    $  (138,420)   $  (171,313)   $   230,132
   Less:  reclassified adjustment
    for (loss) gain included in
    income                               (41,153)       (11,097)       (42,068)
  Total                                 (179,573)      (182,410)       188,064
  Minimum pension liability
   adjustment                         (1,334,717)         --             --
Other comprehensive (loss) income     (1,514,290)      (182,410)       188,064
COMPREHENSIVE (LOSS) INCOME          $(5,598,100)   $ 3,772,486    $ 3,072,552

BASIC AND DILUTED EARNINGS PER SHARE $     (3.49)   $      3.38    $      2.46

  See accompanying notes to Consolidated Financial Statements.

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Common Stock                   Capital
                                                                        in
                            Class A             Class B             Excess of
                            Shares    Amount    Shares    Amount    Par Value

Balance-December 31, 1998   127,232  $127,232  1,410,761 $1,410,761 $12,758,610

Balance-December 31, 1999   127,232  $127,232  1,410,761 $1,410,761 $12,758,610

Balance-December 31, 2000   127,232  $127,232  1,410,761 $1,410,761 $12,758,610

Tax benefit from exercise
of subsidiary stock options                                             145,000

Balance-December 31, 2001   127,232  $127,232  1,410,761 $1,410,761 $12,903,610




                                         Accumulated
                                            Other
                            Retained    Comprehensive       Treasury Stock
                            Earnings        Income       Shares       Amount

Balance-December 31, 1998  $54,448,760    $134,336      367,172   $(11,971,003)

Net Income                   2,884,488
Reacquired Class A Shares                                   110         (3,959)
Change in unrealized
 gain on securities
 available for sale                        188,064
Cash dividend paid
($.56 per share)              (655,598)

Balance-December 31, 1999  $56,677,650    $322,400      367,282   $(11,974,962)

Net Income                   3,954,896
Reacquired Class B Shares                                    96         (3,732)
Change in unrealized
 gain on securities
 available for sale                       (182,410)
Cash dividend paid
($.56 per share)              (655,544)

Balance-December 31, 2000  $59,977,002    $139,990      367,378   $(11,978,694)

Net Loss                    (4,083,810)
Reacquired Class B Shares                                   156         (6,891)
Reacquired Class A Shares                                   138         (4,416)
Change in unrealized
 gain (loss) on securities
 available for sale                       (179,573)
Minimum pension
 liability adjustment                   (1,334,717)
Cash dividend paid
($.56 per share)              (655,479)

Balance-December 31, 2001  $55,237,713 $(1,374,300)     367,672   $(11,990,001)


         See accompanying notes to Consolidated Financial Statements.

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                             2001          2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) income                      $(4,083,810)   $3,954,896   $2,884,488
 Adjustments to reconcile net income
  (loss) to net
  cash provided by operating activities
  Depreciation and amortization           2,974,898     2,519,496    1,916,970
  Minority interest in consolidated
   subsidiaries                              33,275       (68,295)    (112,979)
  Loss from impairment of VIR, Inc.
   goodwill and intangibles, included in
   operating expenses                     1,400,000         --          --
  Loss (Gain) on sale of property,
   plant and equipment                      175,358        58,288   (1,063,722)
  Gain on sale of investments               (65,635)      (17,684)     (67,244)
  Change in assets and liabilities
   Accounts receivable                      337,817       158,771   (3,375,842)
   Inventories                            3,201,673    (3,050,201)  (1,724,698)
   Prepaid income taxes                  (1,092,242)      (13,972)     422,656
   Prepaid expenses                         (82,079)      (17,204)     224,816
   Deferred income tax benefits          (1,296,667)     (711,566)    (474,799)
   Prepaid pension costs                    126,006       (36,548)     172,455
   Other assets                               2,500        22,548      (34,641)
   Accounts payable                        (697,868)     (145,589)   2,031,276
   Accrued income taxes                       --         (683,133)     683,133
   Other accrued expenses                  (842,948)      888,946      504,871
   Customer deposits                        (13,605)    1,406,432       57,767
   Deferred and other noncurrent
    liabilities                             397,753       130,101     (100,589)
     Net Cash Provided by Operating
      Activities                            474,426     4,395,286    1,943,918
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash proceeds from sale of investments
   classified as available for sale      18,682,314     9,908,680    5,993,248
  Cash paid for purchase of investments
   classified as available for sale      (5,711,291)  (15,118,347)  (5,399,027)
  Increase in cash value of life insurance (138,699)     (313,370)    (321,163)
  Increase in note receivable              (440,386)     (445,574)    (451,261)
  Additions to goodwill and intangible
   assets                                  (156,243)     (906,700)    (733,194)
  Cash proceeds from sale of property,
   plant and equipment                       11,250       100,206    1,382,716
  Cash paid for purchase of property,
   plant and equipment                   (1,458,233)   (3,157,814)  (3,260,719)
     Net Cash (Provided by) Used In
      Investing Activities               10,788,712    (9,932,919)  (2,789,400)
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from bank loans                 3,300,000     8,700,000         --
 Repayment of bank loans                (12,000,000)         --           --
 Dividends paid in cash                    (655,479)     (655,544)    (655,598)
 Reacquired Class B common shares            (6,891)       (3,732)        --
 Subsidiary company stock reacquired
  from minority stockholders               (255,055)         --        (13,238)
 Proceeds from sale of subsidiary stock      96,333          --           --
 Reacquired Class A common shares            (4,416)         --         (3,959)
     Net Cash (Used in) Provided by
      Financing Activities               (9,525,508)    8,040,724     (672,795)
NET INCREASE (DECREASE)  IN CASH          1,737,630     2,503,091   (1,518,277)
CASH, JANUARY 1                           2,712,368       209,277    1,727,554
CASH, DECEMBER 31                       $ 4,449,998    $2,712,368   $  209,277


           SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

  Cash (refunded) paid for income taxes $  (218,816)   $2,535,061   $1,625,400
  Cash paid for interest                $   315,084    $  320,942   $    --
The above changes in assets and
 liabilities excludes the following
 adjustments related to the minimum
 pension liability.
 Accumulated other comprehensive income   1,334,717          --          --
 Deferred income tax benefits               794,019          --          --
 Accrued Pension Costs                   (2,128,736)         --          --

         See accompanying notes to Consolidated Financial Statements.

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 Significant Accounting Policies
     Background:
        Allen   Organ  Company  and  Subsidiaries  operate  in  four   industry
     segments:     Musical   Instruments,   Data   Communications,   Electronic
     Assemblies, and Audio Equipment. See Note 18 for additional information on the operating activities of each segment.

     Principles of Consolidation:
        The  consolidated  financial statements include  the  accounts  of  the
     Allen   Organ  Company  and  the  following  subsidiaries.   All  material
     intercompany transactions have been eliminated.
           Subsidiary Name               Ownership %
         Allen Audio, Inc.                 100.00%
         Allen Diversified, Inc.           100.00%
         Allen Organ International, Inc.   100.00%
         Eastern Research, Inc.             92.52%
         Legacy Audio, Inc.                 75.00%
         Linear Switch Corporation         100.00%
         Rocky Mount Instruments, Inc.     100.00%
         VIR, Inc.                         100.00%

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

     Financial Instruments:
        Financial instruments that potentially subject the Company to credit risk consist principally of short-term investments and trade receivables. The Company places substantially all of its investments in mutual funds holding federal, state and local government obligations and, by policy, limits the amount of credit exposure in any one investment. The Company's Musical Instruments segment sells most of its products through established dealer networks. The Data Communications segment sells most of their products direct to customers and to distributors worldwide and under OEM agreements with other data communications companies. The credit risk associated with related receivables is limited due to the large number of dealers and distributors and their geographic dispersion.

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

     Goodwill and Intangible Assets:
        Goodwill represents the excess of cost over the identifiable net assets of acquired subsidiaries. Goodwill is amortized on a straight-line basis over various periods generally from 5 - 20 years and is presented net of accumulated amortization of $128,195 and $101,269 at December 31, 2001 and 2000 respectively.

        Intangible assets represent identifiable assets such as customer lists, developed technology and trademarks acquired in connection with the purchase of the Company's subsidiaries. Intangible assets are amortized on a straight-line basis over various periods generally from 5 - 20 years and are presented net of accumulated amortization of $2,381,307 and $1,736,548 at December 31, 2001 and 2000 respectively.

        The carrying value of goodwill and intangible assets for each business is continually reviewed to assess its recoverability from future operations, based on future cash flows (undiscounted) expected to be generated by such operations. Any impairment in value indicated by the assessment would be computed based on discounted cash flows and charged against current operations.

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

     Stock-Based Compensation:
        The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25,
     Accounting for Stock Issued to Employees. Since the Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, it has elected only to comply with the disclosure requirements set forth in the Statement. (See Note 20)

     Reclassifications:
        Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

     New Accounting Standards:
        Effective January 1, 2001, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This standard requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company has no derivative instruments or hedging activities and therefore this standard did not have an affect on its financial statements.

        During 2001 the Financial Accounting Standards Board issued the following new Statements that are applicable to the Company. These statements did not have a material effect on the Company's financial statements.

          SFAS  141, "Business Combinations" - requires the use of the purchase method  for  all  business combinations initiated  after  June  30,
            2001.
          SFAS  142,  "Goodwill  and Other Intangible Assets"  -  replaces  the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. The statement will be adopted beginning 2002.
          SFAS 143, "Accounting for Asset Retirement Obligations" - addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.
          SFAS  144,  "Accounting for the Impairment or Disposal of  Long-Lived
            Assets" - Establishes one accounting model, used for long-lived assets to be held and used, disposed of by sale or otherwise disposed.
        The Company does not expect that these statements will have a material affect on future financial statements.

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

NOTE 3 Impairment of Goodwill and Intangibles
        During March 2001 the Company recorded a charge to operating expenses of $1,400,000 related to the impairment in the value of goodwill and intangibles which arose in connection with the acquisition of VIR, Inc. This write down is attributable to the downturn in the data communications industry, the combination of VIR into the Company's subsidiary Eastern Research, Inc. and closure of the VIR facility discussed in more detail in
     Note 4 below, all of which reduced expectations of future cash flows from VIR's operations.

NOTE 4 Combination of Subsidiaries
        During 2001 the Company combined its Data Communications subsidiaries VIR Linear Switch (VIR) of Southampton, PA into Eastern Research, Inc.
     (ERI), which is also a subsidiary of the Company. The combination was completed during the third quarter of 2001 and the Southampton, PA facility has been closed. The combined operations are headquartered at ERI's facility in Moorestown, New Jersey. Manufacturing of some of VIR's products has been moved to ERI's supplier with other manufacturing being transferred to the Macungie, PA plant. The Company has estimated the restructuring charges (including employee severance and benefits for 19 employees and other exit costs) related to this combination and plant closure to be approximately $530,000 of which $390,000 has been paid as of December 31, 2001. The Company believes that the remaining $140,000 of accrued termination costs is adequate to cover the estimated remaining expenditures, which relate primarily to future lease payments and building maintenance costs.

NOTE 5  Investments

       The cost and fair value of investments in debt and equity securities are as follows:

                                               Gross       Gross
                                  Amortized Unrealized  Unrealized       Fair
                                     Cost      Gains      Losses         Value

      December 31, 2001
      Available for sale
      Equity securities         $   129,310   $    --     $ 92,000 $    37,310
      Mutual Funds
        Short Term Gov't Funds    6,602,414    158,818        --     6,761,232
        Municipal  Bond Funds     4,137,455     62,906        --     4,200,361
        Equity Funds                803,440      4,020     196,947     610,513
      Totals                    $11,672,619   $225,744    $288,947 $11,609,416

      December 31, 2000
      Available for sale
      Equity securities         $   129,315   $    --     $100,067 $    29,248
      Mutual Funds
        Short Term Gov't Funds   13,345,217    138,061        --    13,483,278
        Municipal  Bond Funds     7,769,342     68,453          57   7,837,738
        Equity Funds              3,229,923    233,541     119,351   3,344,113
      Totals                    $24,473,797   $440,055    $219,475 $24,694,377

        Marketable debt securities have an average contractual maturity of approximately 1 year or less.
        Realized gains and losses are determined based on the original cost of these investments using a first-in, first-out method. During 2001, 2000 and 1999, sales proceeds and gross realized gains and losses on securities classified as available for sales were:

                                   2001          2000           1999

     Sales proceeds           $18,682,314    $9,908,680     $5,993,248

     Gross realized losses    $   216,546    $   37,974     $   60,606

     Gross realized gains     $   282,181    $   55,658     $  127,850

        The change in net unrealized holding gains on securities available for sale in the amount of $283,786, $276,948, and $285,677 net of deferred tax expense of $104,213, $94,538, and $97,613 has been included in other comprehensive income in stockholders' equity for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 6 Inventories
                                                  December 31,
                                               2001         2000
           Finished goods                  $4,720,318   $5,950,327
           Work in process                  6,249,775    6,172,954
           Raw materials                    5,515,815    7,684,892
            Total                         $16,485,908  $19,808,173

           The Company also maintains an inventory of various parts to be used to service musical instruments as future needs arise which are reported as a noncurrent asset.

NOTE 7 Property, Plant and Equipment
                                                                   Estimated
                                                December 31,         Useful
                                              2001        2000       Lives
           Land and improvements         $ 2,407,298 $ 2,407,298    10 yrs
           Buildings and improvements      9,000,465   8,955,230     2 - 40 yrs
           Machinery and equipment        10,481,698   9,993,291     5 - 10 yrs
           Office furniture and equipment  4,548,093   4,341,718     3 - 8  yrs
           Vehicles                          163,411     164,244     4 yrs
            Sub-total                     26,600,965  25,861,781
           Less accumulated depreciation  15,109,416  13,338,648
            Total                        $11,491,549 $12,523,133

           Depreciation   expense   charged  to  operations   was   $2,303,209,
       $1,897,715 and $1,424,189 in 2001, 2000 and 1999 respectively.

NOTE 8 Note Receivable
           The Company has entered into two Split-Dollar Life Insurance agreements with its President who is the insured and owner of the policies. The policy owner shall pay the portion of the premiums equal to the value of the economic benefit determined in accordance with applicable IRS Revenue Rulings. The Company shall pay the balance of the net premiums, which approximates $450,000 annually.

           The agreements provide that the Company shall be entitled to recover the amount of premiums paid out of the built up cash value upon termination of the agreement or out of the proceeds upon the death of the insured. As security for repayment the Company is a collateral assignee of the policy to the extent of any such unreimbursed premiums. The Company is also secured by the personal obligation of its President. The note receivable exceeds the cash surrender value of these policies by approximately $450,000 and $483,000 at December 31, 2001 and 2000, respectively.

NOTE 9 Income Taxes
           The provision for income taxes consists of the following:
                  2001                      2000                    1999
         Currently                  Currently              Currently
          Payable      Deferred      Payable    Deferred    Payable   Deferred

Federal $(1,347,000) $(1,014,000)  $1,392,000  $(251,000) $1,620,000 $(658,000)
State       179,000     (178,000)     344,000   (366,000)    410,000  (148,000)
Total   $(1,168,000) $(1,192,000)  $1,736,000  $(617,000) $2,030,000 $(806,000)

           A reconciliation of the provision for income taxes with the statutory rate follows:
                                2001               2000               1999
Statutory provision for
 federal income tax   $(2,180,000) (34.0)% $1,702,000  34.0%  $1,359,000  34.0%
State taxes, net of
 federal tax benefits    (549,000)  (8.6)     (14,000) (0.3)      73,000   1.8
Tax credits              (363,000)  (5.7)    (325,000) (6.5)    (179,000) (4.5)
Tax-exempt income         (96,000)  (1.5)    (106,000) (2.1)    (110,000) (2.8)
Exempt income of
 foreign sales
 corporation             (100,000)  (1.6)    (151,000) (3.0)     (77,000) (1.9)
Other items, net           28,000    0.4       13,000   0.3       58,000   1.5
Effect of change in
 valuation allowance of
 deferred tax assets:
  Federal                 350,000    5.4          --    --          --    --
  State                   550,000    8.6          --    --       100,000  2.5
Total                 $(2,360,000) (36.8)% $1,119,000  22.4%  $1,224,000 30.6%


           The following temporary differences give rise to the net deferred tax asset at December 31, 2001 and 2000.

                                                        2001          2000
         Deferred Tax Liabilities
           Excess of tax depreciation/amortization
            over book depreciation/amortization      $  --         $(398,666)
           Excess of pension expense for tax
            purposes over book                          --          (188,722)
           Unrealized gain not recognized for
            tax purposes                                --           (80,806)
             Total Deferred Tax Liabilities             --          (668,194)
         Deferred Tax Assets
           Excess of book depreciation/amortization
            over tax depreciation/amortization         328,155         --
           Excess of book over tax pension
            expense                                    652,031         --
           Unrealized loss not recognized for
            tax purposes                                23,434         --
           Deferred compensation not recognized
            for tax purposes                           226,047       118,082
           Net operating loss carry forwards         1,743,391       888,981
           Other Liabilities                           247,466        70,275
           Reserve for Bad Debts                       131,943       163,008
           Inventory Reserve                         1,231,396     1,021,025
             Sub-total                               4,583,863     2,261,371
           Valuation Allowance                      (1,000,000)     (100,000)
           Total Deferred Tax Assets                 3,583,863     2,161,371
           Net Deferred Tax Asset                   $3,583,863    $1,493,177

           Deferred taxes are included in the Company's financial statements as follows:
                                                        2001          2000
             Current deferred tax asset             $1,561,138    $1,094,701
             Non-current deferred tax asset          2,022,725       398,476
               Net deferred tax asset               $3,583,863    $1,493,177

           At  December  31,  2001  the  Company has  available  approximately
     $5,212,000 of federal net operating losses of which approximately $3,145,000 are eligible for carry back to offset prior years taxes paid. The Company expects to receive approximately $1,200,000 of tax refunds during 2002 related to these loss and tax credit carry backs. The Company also has available at December 31, 2001, approximately $17,454,000 of unused state net operating loss carry forwards that may be applied against future taxable income and that expire in various years from 2002 to 2021.

           At December 31, 2001 the Company has a valuation allowance of $1,000,000 for the deferred tax assets related to the uncertainty of realizing state net operating loss carry forwards and federal net operating losses of a subsidiary not included in the consolidated federal income tax return.

NOTE 10    Notes Payable - Bank
           In June 2000 Eastern Research, Inc. (ERI), a subsidiary of the Company, obtained a term loan and revolving line of credit from a bank. During June 2001 Eastern Research, Inc. repaid all outstanding bank loans totaling $12,000,000 with funds provided by Allen Organ Company.

NOTE 11    Other Accrued Expenses
                                                          December 31,
                                                       2001        2000
             Accrued salaries and commissions      $1,386,646    $996,254
             Accrued additional purchase price          --        906,700
             Accrued plant closing costs              140,700         --
             Other                                    445,808     913,148
               Total                               $1,973,154  $2,816,102

NOTE 12    Commitments and Contingencies
           As of December 31, 2001, the Company is contingently liable for a maximum amount of approximately $2,041,909 in connection with the financing arrangements of certain customers.

           Under the terms of an agreement with the wife of the late Chairman and principal shareholder, the Company may be required to purchase within eight months of her death, at the option of her personal representative, an amount of Class B Common Shares then owned by her or includable in her estate for Federal Estate Tax purposes sufficient to pay estate taxes and costs, subject to the limitations of Section 303 of the Internal Revenue Code. At December 31, 2001, the shareholder owned or would have includable in her estate 261,797 shares of Class B Common Stock. The Company has purchased life insurance on the life of the shareholder with a face value of $6,000,000. While the potential obligation related to this agreement is in large part dependent on the value placed on the Company's stock for estate tax purposes, the Company believes that it would have access to sufficient resources to fund this obligation if necessary.

           In connection with the purchase of VIR, Eastern Research and Linear Switch, the Company agreed to pay a contingent purchase price equal to 4.5% of the sales of these Companies in excess of $7,000,000 per year through December 2000. The total additional payment for 2000 and 1999 amounted to $906,700 and $733,319, respectively. The agreement provided that the total of these payments not exceed $2,000,000 and this limit was met during 2000.

           The Company's Data Communications segment leases its offices and production facility under non-cancelable operating leases which expire at various dates through August 2005. These leases include renewal options for periods ranging up to ten years with increases of lease payments based on changes in the Consumer Price Index. Legacy Audio, Inc. leases warehouse space under a non-cancelable operating lease which expires in July 2003. Rent expense for all Company operating leases was $ 495,816, $440,971 and $321,368 for 2001, 2000 and 1999, respectively. Minimum annual rent payments for the operating leases are as follows:

            2002                      $329,229
            2003                       110,054
            2004                       103,054
            2005                        60,115
           Total                     $ 602,452

NOTE 13    Retirement Plans
           The Company sponsors two noncontributory defined benefit pension plans, which cover substantially all of its employees. Salaried plan benefits are generally based on the employee's years of service and compensation levels. Hourly plan benefits are based on various monthly amounts for each year of credited service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time. Plan assets are comprised principally of cash equivalents, U.S. Government obligations, fixed income securities, and equity securities.

           Following are reconciliations of the pension benefit obligation and the value of plan assets:

                                         2001            2000           1999
      Pension benefit obligation
      Balance, beginning of year    $15,194,233     $15,065,101    $14,923,318
      Service cost                      353,266         324,423        380,650
      Interest cost                   1,055,508       1,024,441        999,772
      Benefits paid to
      participants                   (1,012,126)       (976,612)      (812,359)
      Increase (decrease) on
       updated data/assumptions         522,034        (243,120)      (426,280)
      Balance, end of year          $16,112,915     $15,194,233    $15,065,101

      Plan assets
      Fair value, beginning of year $15,689,627     $17,477,871    $15,611,950
      Actual investment returns      (1,278,937)       (811,632)     2,678,280
      Benefits paid to participants  (1,012,126)       (976,612)      (812,359)
      Fair value, end of year       $13,398,564     $15,689,627    $17,477,871

           The Funded status of the plans were as follows:
                                                           December 31,
                                         2001            2000           1999
      Excess of the value of
       plan assets over the
       benefit obligation           $(2,714,351)    $   495,394    $ 2,412,770
      Unrecognized prior
       service cost                        --                --         73,323
      Unrecognized net transition
       liability (asset)                   --           (72,012)      (144,020)
      Unrecognized net actuarial
       loss (gain)                    3,095,047          83,320     (1,871,919)
      Adjustment to recognize
       minimum liability             (2,128,736)             --          --
      (Accrued) prepaid
       benefit cost                 $(1,748,040)    $   506,702    $   470,154

           The adjustment to recognize the minimum pension liability in the amount of $2,128,736 net of deferred tax expense of $794,019 has been included in other comprehensive income in stockholders' equity at December 31, 2001.

           The following weighted-average rates were used:

      Discount rate on the
       benefit obligation                 6.75%          7.00%          7.00%
      Rate of return on plan assets       8.00%          8.00%          8.00%
      Rate of long-term
       compensation increase              6.00%          6.00%          6.00%

           Pension expense is comprised as follows:

                                         2001            2000           1999

      Service cost                  $   356,266     $   324,423    $   380,650
      Interest cost                   1,055,508       1,024,441        999,772
      Expected return on plan assets  1,210,756      (1,357,306)    (1,209,949)
      Amortization of net
       gain from prior periods            --            (29,421)         --
      Amortization of unrecognized
       prior service cost                 --             73,323         73,990
      Amortization of transition asset  (72,012)        (72,008)       (72,008)
        Net Pension Cost            $   126,006     $   (36,548)   $   172,455

           The foregoing net amounts regarding the pension benefit obligation and the value of plan assets are based on a combination of both overfunded and underfunded plans. The aggregate amounts rela ting to underfunded plans are as follows:
                                                    December 31,
                                             2001         2000         1999
      Projected benefit obligation      $16,112,915   $8,078,231       $--
      Accumulated benefit obligation     15,146,604    7,167,545        --
      Fair value of plan assets          13,398,564    7,827,166        --

           The Company provides a 401(k) deferred compensation and profit sharing plan for the benefit of eligible employees. The plan allows eligible employees to defer a portion of their annual compensation, pursuant to Section 401(k) of the Internal Revenue Code. Company profit-sharing contributions to the plan are discretionary as determined by the Company's board of directors. The Company contributions were $248,650, $125,374 and $93,388 to the plans in 2001, 2000 and 1999 respectively.

           The Company provides supplemental executive retirement plans (deferred compensation) for 3 of its officers. These plans provide for discretionary company contributions, which vest over a 5 year period, accrue interest at the prime rate, not to exceed 9%, and are payable upon the executive's death or retirement.

NOTE 14    Deferred and Other Noncurrent Liabilities

                                                             December 31,
                                                         2001          2000
           Deferred compensation expense              $ 587,769     $ 250,016
           Other Noncurrent Liabilities                 120,000        60,000
            Total                                     $ 707,769     $ 310,016

NOTE 15    Accumulated Other Comprehensive Income

                                                             December 31,
                                                         2001           2000
           Unrealized (loss) gain on investments, net  $(39,583)     $ 139,990
           Minimum pension liability adjustment      (1,334,717)        --
            Total                                   $(1,374,300)     $ 139,990

NOTE 16    Earnings Per Share
           Earnings per share were computed using 1,170,480 shares in 2001, 1,170,618 shares in 2000, and 1,170,719 shares in 1999, the weighted average number of shares outstanding during each year. The Company does not have any dilutive equity instruments.

NOTE 17    Export Sales
           In 2001, 2000 and 1999, net sales by the Musical Instruments segment include export sales, principally to Canada, Europe and the Far East of $3,759,129, $3,635,123, and $3,563,383, respectively. Net sales by the Data Communications segment include export sales principally to Australia, Europe and the Far East of $3,342,587 for 2001, $7,764,597 for 2000, and $1,146,137 for 1999. Net sales by the
       Audio Equipment segment include export sales principally to Europe and the Far East of $219,315 for 2001, $188,970 for 2000 and $87,535 for
       1999.

NOTE 18     Industry Segment Information
           The Company's operations are classified into four industry segments: Musical Instruments, Data Communications, Electronic Assemblies, and Audio Equipment. The Musical Instruments segment is comprised of operations principally involved in the design, manufacture, sale and distribution of electronic keyboard musical instruments, primarily digital organs and related accessories. Musical instruments are sold primarily to retail distributors worldwide.

           The Data Communications segment is involved in the design, sale and distribution of data communications equipment. Data communications products are sold direct to customers and distributors worldwide and under OEM agreements with several customers.

           The Electronic Assemblies segment is involved in the manufacture, sale and distribution of electronic assemblies for outside customers used primarily as control devices and other circuitry in their products. Subcontract assembly services are provided primarily to industrial concerns in Pennsylvania and New Jersey.

           The Audio Equipment segment is involved in the design, manufacture, sale and distribution of high quality speaker cabinets and related equipment for hi-fi stereo and home theater applications. Legacy's products are sold worldwide primarily through independent retail dealers and to a lesser extent directly to individual customers. The
       Company through its subsidiary Allen Audio, Inc., designs, markets and sells through distributors a line of Public Address system products, which have initially been targeted at small to mid-sized churches, auditoriums and similar customers.

           Following is a summary of segmented information for 2001, 2000 and 1999.

                                                      December 31,
                                              2001         2000         1999
       Net Sales to Unaffiliated Customers
              Musical Instruments        $24,375,642  $28,057,832  $27,332,745
              Data Communications         25,909,885   33,321,342   23,295,979
              Electronic Assemblies        8,382,021    8,624,199    5,650,917
              Audio Equipment              1,822,965    2,512,835    1,739,101
               Total                     $60,490,513  $72,516,208  $58,018,742

       Intersegment Sales
              Musical Instruments        $    91,820  $   294,146  $   109,667
              Data Communications            193,664      120,712      174,516
              Electronic Assemblies           79,651       15,577       37,742
              Audio Equipment                 87,777       35,563       58,253
               Total                     $   452,912  $   465,998  $   380,178

       Income (Loss) from Operations
              Musical Instruments        $ 2,184,321  $ 5,029,871  $ 2,950,251
              Data Communications         (8,284,232)  (2,063,221)    (805,738)
              Electronic Assemblies          125,000    1,284,806      430,031
              Audio Equipment               (988,353)    (429,386)    (761,688)
               Total                     $(6,963,264) $ 3,822,070  $ 1,812,856

       Identifiable Assets
              Musical Instruments        $17,664,908  $18,693,577  $18,912,763
              Data Communications         19,596,306   31,011,641   19,764,425
              Electronic Assemblies        3,377,712    4,444,349    3,658,915
              Audio Equipment              2,795,550    2,658,110    2,209,810
               Sub-total                  43,434,476   56,807,677   44,545,913
              General corporate assets    23,037,776   24,000,065   22,920,157
               Total                     $66,472,252  $80,807,742  $67,466,070

       Capital Expenditures
              Musical Instruments        $   528,998  $   837,828  $ 1,268,726
              Data Communications            736,538    2,297,046    1,908,323
              Electronic Assemblies          188,272        5,320        5,670
              Audio Equipment                  4,425       17,620       78,000
               Total                     $ 1,458,233  $ 3,157,814  $ 3,260,719

       Depreciation and Amortization
              Musical Instruments        $   690,084  $   683,673  $   697,587
              Data Communications          2,093,476    1,632,861      992,933
              Electronic Assemblies          113,027      120,750      145,948
              Audio Equipment                 78,311       82,212       80,502
               Total                     $ 2,974,898  $ 2,519,496  $ 1,916,970

       Income Tax Expense (Benefit)
              Musical Instruments        $ 1,186,000  $ 1,984,000  $ 1,985,000
              Data Communications         (3,565,000)  (1,156,000)    (619,000)
              Electronic Assemblies           47,000      484,000      159,000
              Audio Equipment                (28,000)    (193,000)    (301,000)
               Total                     $(2,360,000) $ 1,119,000  $ 1,224,000

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

           The Electronic Assemblies segment derived 82%, 76% and 68% of its revenues from three customers in 2001, 2000 and 1999 respectively. The Data Communications segment derived 13% and 16% of its revenue from one customer in 2001 and 2000, respectively and 52% of its 1999 revenue from three customers. The Company's Musical Instrument and Audio Equipment segments are not dependent on any single customer.

NOTE 19    Investment Income
                                                       December 31,
                                              2001        2000        1999

       Interest Income                    $  910,144  $1,109,751   $  935,290
       Dividend Income                       173,653     414,912      125,990
       Gain (Loss) on Sale of Investments    (65,635)     17,684       67,244
        Total                             $1,018,162  $1,542,347   $1,128,524

NOTE 20    Stock Option Plans
           Eastern Research, Inc. (ERI) provides an employee stock-based compensation plan to assist them in attracting and retaining personnel. The maximum number of subsidiary shares that may be issued under the plan approximates a 15% interest in the company. Options are generally issued at estimated fair market value. The maximum term of the options is 6 years, and they generally vest equally over 4 years.

           VIR, Inc. also sponsored an employee stock-based compensation plan. This plan was terminated in connection with the closure of the Southampton plant and combination of VIR Inc. into ERI during 2001.
           As of December 31, 2001, total options issued represents 14% of the ERI shares currently outstanding. Vested options consist of 9% of the currently outstanding shares of ERI.

           ERI recognized compensation expense of $59,375 and $29,687 during 2001 and 2000 respectively, related to options granted with an exercise price less than the fair market value on the date of grant. Had compensation cost been determined pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been:

                                      2001          2000         1999
           Net (loss) income     $(4,123,257)   $3,820,658   $2,775,220
           Earnings per share         $(3.52)        $3.26        $2.37

NOTE 21    Related Party Transactions
           Two members of the Company's Board of Directors are employed by firms providing legal and financial advisory services, respectively. Legal fees paid were $75,094, $131,543 and $75,221 during 2001, 2000 and 1999 respectively. Financial advisory fees paid were $11,753, $63,546 and $16,418 during 2001, 2000 and 1999 respectively.

NOTE 22     Quarterly Financial Data (Unaudited)

                First       Second        Third         Fourth
  2001         Quarter      Quarter       Quarter       Quarter        Total
Net Sales    $13,259,398  $15,119,294   $15,385,870   $16,725,951  $60,490,513
Gross Profit   3,381,851    3,890,162     5,173,502     6,337,581   18,783,096
Net (Loss)
 Income       (2,625,492)  (1,565,281)     (263,425)      370,388   (4,083,810)
(Loss) Earnings
 per Share         (2.24)       (1.34)        (0.23)         0.32        (3.49)

  2000
Net Sales    $16,808,032  $18,931,735   $17,850,297   $18,926,144  $72,516,208
Gross Profit   6,953,628    7,751,695     6,891,620     7,188,549   28,785,492
Net Income       869,852    1,356,195       658,528     1,070,321    3,954,896
Earnings per Share  0.74         1.16          0.56          0.91         3.38

  1999
Net Sales    $11,699,573  $13,887,775   $15,590,813   $16,840,581  $58,018,742
Gross Profit   3,637,359    4,878,932     6,107,161     6,601,775   21,225,227
Net Income
 (Loss)         (136,631)   1,044,946       741,718     1,234,455    2,884,488
Earnings (Loss)
 per Share         (0.12)        0.89          0.63          1.05         2.46

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.

                 (a)            Identification of Directors
                                                               Time Period
                              Date Term                         Position
Name                           Expires       Age  Position         Held

Steven Markowitz             Next Annual     48   Director     Since 1980
                           Meeting in 2002
Eugene Moroz (1)             Next Annual     78   Director     Since 1968
                           Meeting in 2002
Leonard W. Helfrich          Next Annual     72   Director     1964 - 1968 and
                           Meeting in 2002                     1972 to present
Orville G. Hawk (1)          Next Annual     84   Director     Since 1989
                           Meeting in 2002
Albert F. Schuster           Next Annual     82   Director     Since 1989
                           Meeting in 2002
Martha Markowitz             Next Annual     80   Director     Since 1991
                           Meeting in 2002
Jeffrey L. Schucker (1)      Next Annual     47   Director     Since July 1996
                           Meeting in 2002
Ernest Choquette             Next Annual     48   Director     Since April 1998
                           Meeting in 2002

   (1)  Audit Committee member.

           (b)  Identification of Executive Officers.
                                                                Time Period
                              Date Term                           Position
Name                           Expires       Age  Position          Held
Steven Markowitz             Next Annual     48   President       1990 to
                           Meeting in 2002                        present
Barry J. Holben              Next Annual     49   Vice President  October 1995
                           Meeting in 2002                        to present
Dwight A. Beacham            Next Annual     55   Vice President  October 1995
                           Meeting in 2002                        to present
Nathan S. Eckhart            Next Annual     38   Vice President, May 1996
                           Meeting in 2002        Treasurer,      to present
                                                  Secretary

                  (c)  Identification of Certain Significant Employees.

                       Not required to be answered.

                  (d)  Family Relationships.

                        Except  for Martha Markowitz and Steven  Markowitz,
                  who are mother and son, there is no family relationship between any officers or directors of the Company.


                  (e)  Business Experience.

                             (1)  Steven Markowitz, Barry Holben and Dwight
                       Beacham, have been employees of the Company in executive capacities for at least the last five years.
                                  Mr.  Eckhart  has been  employed  by  the
                       Company since 1993, previously serving as Controller. Prior to that time he was a manager for a public accounting firm.
                                  Mr. Moroz was employed by the Company for
                       over 50 years, having last held the position of Vice President. He retired from active employment in May 1998 and continues to serve on the Board of Directors.
                                  Mr.  Helfrich was employed by the Company
                       for nearly 40 years as Vice President-Finance and Secretary before retiring in March 2000 and continues to serve on the Board of Directors.
                                  Mr.  Hawk who has been retired more  than
                       five (5) years was formerly Chairman of the Board and President of First National Bank of Allentown.
                                 Mr. Schuster is a church director of music
                       and prior to his retirement more than five (5) years ago was a supervisor at Bethlehem Steel Corporation.
                                  Mrs.  Markowitz  is the widow  of  Jerome
                       Markowitz, the Company's founder, and represents the family interests.
                                  Mr.  Schucker  is  currently  a  Managing
                       Director with Griffin Financial Group and formerly President of Middle Market Capital Advisors, L.L.C.
                       (MMCA) and Vice President of Meridian Capital Markets. Griffin Financial Group provides financial advisory services to the Company from time to time.
                                 Mr. Choquette has been a member of the law
                       firm of Stevens & Lee, Reading PA, for over 20 years and currently serves as Co-Chairman of their Corporate Group. Stevens & Lee serves as general counsel to the Company.

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

             (b)  SUMMARY COMPENSATION TABLE:
                                       Annual   Compensation     All Other
                                       Salary      Bonus        Compensation
Name and Principal    Position   Year     $            $              $

Steven A. Markowitz, President   2001  140,616        -          48,739 (1)
  (Chief Executive Officer)      2000  135,923        -          42,322
                                 1999  126,840        -          42,059

Leonard W. Helfrich,             2001     -           -
  Vice President - Finance       2000   38,970        -
  (Secretary)                    1999  116,416        -


(1)-Value of Split Dollar Life Insurance. See Note 8 to the accompanying consolidated financial statements for additional information on this arrangement.


             (f)  Defined Benefit or Actuarial Plan Disclosure.

                   Estimated Annual Benefit obtained from 2001 Actuarial Valuation Report:

                  Steven A. Markowitz      $63,533        Age 48 (1)

                  (1) Amount shown is calculated from prior compensation to date and estimated compensation to normal retirement age (65)

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

             (j)  Additional Information with  Respect  to
                  Compensation    Committee    Interlocks    and    Insider
                  Participation in Compensation Decisions:

                  (1)              Nathan    S.  Eckhart,  Vice   President,
                       Treasurer and Secretary and Ernest J. Choquette, Director of the Company, serve on the Compensation Committee of the Board of Directors whose function is to set the compensation of the President. The compensation of all other employees is set by or at the direction of the President.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

             (a) Voting securities of the registrant owned of record or beneficially by each person who owns of record, or is known by the registrant to own beneficially, more than 5 percent of any class of such securities. Class A Common Shares constitute the only securities with voting rights. Information as of February 28, 2002.
                                          Amount and
                                          Nature of
            Names and           Title of  Beneficial   % of
            Addresses             Class   Ownership    Class
            Jerome Markowitz        A     81,531       97.22%
            Trust (2)                     (1)
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

             (b) Each class of equity securities of the registrant or any of its parents or subsidiaries, other than directors' qualifying shares, beneficially owned directly or indirectly by all directors naming them and directors and officers of the registrant, as a group, without naming them. Information as of December 31, 2001.

                                                    Percent  Percent
                                        Nature of    of       of
                 Class     Class        Beneficial Class    Class
Directors          A         B          Ownership    A        B

Steven Markowitz    58                  (1) (3)      .07 %
                           13,562       (1) (3)               1.25%
                81,531*                 (2) (4)    97.22 %
                          242,016*      (2) (4)              22.27%

Eugene Moroz                6,290       (1) (3) as
                                        to 6,290
                            6,000       (2) (4) as
                                        to 6,000              1.13%

Leonard W. Helfrich           346       (2) (4)                .03%

Orville G. Hawk                50       (2) (4)                .005   %

Martha Markowitz           19,781       (1) (3)               1.82%
                81,531*                 (2) (4)    97.22 %
                          242,016*      (2) (4)              22.27%


                                                    Percent  Percent
All Directors                                        of       of
and Officers     Class     Class                   Class    Class
as a Group         A         B                       A        B

     7          81,589**  288,045**                97.29%**  26.51%


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


Item 13.    Certain Relationships and Related Transactions

            See Note 12 to Financial Statements, concerning an agreement between the Company and Martha Markowitz, a Director of the Company.

                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

             (a)  (1)  Financial Statements
                       The  following consolidated financial statements  of
                 Allen  Organ Company and its subsidiaries are included  in
                 Part II, Item 8:
                      Independent Auditors' Reports.
                       Consolidated Balance Sheets as of December 31,  2001
                 and 2000.
                      Consolidated Statements of Income for the years ended
                 December 31, 2001, 2000, and 1999.
                       Consolidated  Statement of Changes in  Stockholders'
                 Equity  for the years ended December 31, 2001,  2000,  and
                 1999.
                       Consolidated Statements of Cash Flows for the  years
                 ended December 31, 2001, 2000, and 1999.
                      Notes to Consolidated Financial Statements.
                        The   individual   financial  statements   of   the
                 Registrant's subsidiaries have been omitted, as they are all included in the consolidated financial statements referred to above.

             (a)  (2) Financial Statement Schedules
                       Schedule II. Valuation and Qualifying Accounts for the three years ended December 31, 2001.

                           Schedules   other  than   those
                 listed  above  are  omitted  because  they   are
                 either  not required, are not applicable or  the
                 required   information  is  presented   in   the
                 Consolidated Financial Statements.

             (a)  (3) Exhibits
                      Exhibit No.    Description
                      2(4)      Plan of acquisition
                      3.1(1)    Articles of Incorporation as amended
                      3.2(2)    Bylaws, as amended
                      10.2(3)   Agreement of Amendment between the Company
                                and Martha Markowitz
                      10.3(5)   Executive Bonus Program  and
                                Endorsement  Split  Dollar  Life   Insurance
                                Agreements  between the Company  and  Dwight
                                A.  Beacham, Nathan S. Eckhart and Barry  J.
                                Holben
                      21       Subsidiaries of the registrant
                      99.1(6)  Audit Committee Charter

              1.       Incorporated  by  reference  to  the  exhibit
                     filed with the Registrants Annual Report on Form 10-K for the year ended December 31, 1984.
              2.       Incorporated  by  reference  to  the  exhibit
                     filed with the Registrants Quarterly Report on Form 10-Q for the period ended September 30, 1996.
              3.       Incorporated  by  reference  to  the  exhibit
                     filed with the Registrants Annual Report on Form 10-K for the year ended December 31, 1992.
              4.       Incorporated by reference to the exhibit filed with the
                     Registrants Current Report on form 8-K dated
                     August 1, 1995.
              5.       Incorporated by reference to the exhibit filed with the
                     Registrants Quarterly Report on Form 10-Q for the period ended September 30, 1999.
              6.       Incorporated by reference to the exhibit filed with the
                     Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

             (b) Reports on Form 8-K. None filed during fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ALLEN ORGAN COMPANY



Date:  March 12, 2002                          /s/STEVEN A. MARKOWITZ
                                               Steven A. Markowitz
                                               Chief Executive   Officer,
                                               President   and  Director


Date:  March 12, 2002                          /s/NATHAN S. ECKHART
                                               Nathan S. Eckhart
                                               Vice President-Finance,
                                               Chief Financial and
                                               Principal Accounting Officer

Date:  March 12, 2002                          /s/LEONARD W. HELFRICH
                                               Leonard W. Helfrich
                                               Director

Date:  March 12, 2002                          /s/JEFFREY L. SCHUCKER
                                               Jeffrey L. Schucker
                                               Director

     Allen Organ Company and Subsidiaries

     Schedule II - Valuation and Qualifying Accounts

     For the Years Ended December 31, 2001, 2000 and 1999


                                               Additions
                      Balance at   Additions    Charged      Write      Balance
                      Beginning    Charged to   to Other    Offs And    at End
    Description        Of Year      Expense     Accounts   Recoveries   Of Year


  Year Ended
  December 31, 2001
  Allowance for
   Doubtful Accounts  $ 428,791    $ 96,259    $   -     $ (174,558) $  350,492
  Valuation
   Allowance
   Deferred Tax
   Asset                100,000     900,000        -           -      1,000,000

  Year Ended
  December 31, 2000
  Allowance for
   Doubtful Accounts  $ 300,823    $174,034    $   -     $  (46,066) $  428,791
  Valuation
   Allowance
   Deferred Tax
   Asset                194,000       -            -        (94,000)    100,000

  Year Ended
  December 31, 1999
  Allowance for
   Doubtful Accounts  $ 191,057    $109,766    $   -     $     -     $  300,823
  Valuation
   Allowance
   Deferred Tax
   Asset                 94,000     100,000        -           -        194,000