Form 10-Q
period 2002-03-31
ALLEN ORGAN CO
filed 2002-04-25
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended March 31, 2002

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

                         Yes    X        No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of April 24, 2002:

                    Class A - Voting          83,864 shares
                    Class B - Non-voting   1,086,457 shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements
          Consolidated Condensed Statements of Income for the three months ended March 31, 2002 and 2001

          Consolidated Condensed Balance Sheets at March 31, 2002 and December 31, 2001

          Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2002 and 2001

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
                                (Unaudited)

                                                    For the 3 Months Ended:
                                                   3/31/2002        3/31/2001

         Net Sales                                $15,977,488      $13,259,398

         Costs and Expenses
           Costs of sales                           9,349,060        9,877,547
           Selling, general and administrative      3,509,633        4,300,272
           Research and development                 1,967,117        2,196,308
           Impairment of VIR, Inc. goodwill and
            intangibles                                --            1,400,000
          Total Costs and Expenses                 14,825,810       17,774,127

         Income (Loss) from Operations              1,151,678       (4,514,729)

         Other Income and (Expense)
           Interest and other income                  141,861          354,143
           Interest expense                            --             (151,029)
           Minority interests in
            consolidated subsidiaries                  --               50,123
          Total Other Income and Expense              141,861          253,237

         Income (Loss) Before Taxes                 1,293,539       (4,261,492)

         Income Tax Provision (Benefit)               362,000       (1,636,000)

         Net Income (Loss)                        $   931,539      $(2,625,492)

         Basic and Diluted Earnings (Loss) Per Share    $0.80           $(2.24)

         Shares Used in Per Share Calculation       1,170,321        1,170,592

         Dividends Per Share - Cash                     $0.14            $0.14

         Total Comprehensive Income (Loss)        $   922,233      $(2,726,504)

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                March 31, 2002     Dec 31,2001
                     ASSETS                      (Unaudited)        (Audited)

Current Assets
  Cash                                           $ 5,686,644      $ 4,449,998
  Investments Including Accrued Interest          11,696,735       11,609,416
  Accounts Receivable, net of reserves of
   $414,796 and $350,492, respectively             8,852,653        9,947,842
  Inventories:
     Raw Materials                                 5,433,885        5,515,815
     Work in Process                               6,537,130        6,249,775
     Finished Goods                                5,039,761        4,720,318
      Total Inventories                           17,010,776       16,485,908
  Income Taxes Prepaid and Receivable                859,394        1,106,214
  Prepaid Expenses                                   592,939          386,421
  Deferred Income Tax Benefits                     1,560,454        1,561,138
     Total Current Assets                         46,259,595       45,546,937
Property, Plant and Equipment                     26,882,133       26,600,965
  Less Accumulated Depreciation                  (15,657,110)     (15,109,416)
     Total Property, Plant and Equipment          11,225,023       11,491,549
Other Assets
  Inventory Held for Future Service                  819,187          811,249
  Note Receivable from Related Party               2,397,291        1,997,107
  Cash Value of Life Insurance                     2,173,566        2,173,566
  Deferred Income Tax Benefits                     2,022,725        2,022,725
  Goodwill, net                                      194,523          194,523
  Intangible Assets, net                           2,053,032        2,218,504
  Other Assets                                        16,092           16,092
     Total Other Assets                            9,676,416        9,433,766
     Total Assets                                $67,161,034      $66,472,252

         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Accounts Payable                               $ 2,594,927      $ 2,750,251
  Other Accrued Expenses                           2,204,072        1,973,154
  Customer Deposits                                2,870,571        2,978,023
     Total Current Liabilities                     7,669,570        7,701,428
Noncurrent Liabilities
  Deferred and Other Noncurrent Liabilities          788,023          707,769
  Accrued Pension Costs                            1,627,997        1,748,040
     Total Noncurrent Liabilities                  2,416,020        2,455,809
     Total Liabilities                            10,085,590       10,157,237

STOCKHOLDERS' EQUITY
  Common Stock   2002               2001
     Class A   127,232 shares;    127,232 shares     127,232          127,232
     Class B 1,410,761 shares;  1,410,761 shares   1,410,761        1,410,761
  Capital in Excess of Par Value                  12,905,650       12,903,610
  Retained Earnings
     Balance, Beginning                           55,237,713       59,977,002
     Net Income (Loss)                               931,539       (4,083,810)
     Dividends - Cash 2002 and 2001                 (163,845)        (655,479)
     Balance, End                                 56,005,407       55,237,713
  Accumulated Other Comprehensive Income          (1,383,605)      (1,374,300)
     Sub-total                                    69,065,445       68,305,016
  Treasury Stock
     2002-43,368 Class A shares
         324,304 Class B shares                  (11,990,001)            --
     2001-43,368 Class A shares
         324,304 Class B shares                        --         (11,990,001)
  Total Stockholders' Equity                      57,075,444       56,315,015
  Total Liabilities and Stockholders' Equity     $67,161,034      $66,472,252
                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                    For the 3 Months Ended:
                                                   3/31/2002       3/31/2001
  CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                              $  931,539     $(2,625,492)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities
     Depreciation and amortization                   715,946         795,812
     Loss from impairment of VIR, Inc. goodwill and
      intangibles, included in operating expenses      --          1,400,000
     Minority interest in consolidated subsidiaries    --            (50,123)
   Change in assets and liabilities
     Accounts receivable                           1,095,189       2,761,029
     Inventories                                    (532,806)     (1,218,259)
     Income taxes prepaid and receivable             246,820      (1,481,743)
     Prepaid expenses                               (206,518)       (389,907)
     Prepaid pension costs                             --            (28,576)
     Deferred income tax benefits                        684          44,000
     Accounts payable                               (155,324)       (346,090)
     Accrued expenses                                230,918        (953,518)
     Customer deposits                              (107,452)         18,834
     Additional Pension Liability                   (120,043)           --
     Deferred and other noncurrent liabilities        80,254          34,853
       Net Cash Provided by (Used In)
        Operating Activities                       2,179,207      (2,039,180)

  CASH FLOW FROM INVESTING ACTIVITIES
     Increase in note receivable                    (400,184)       (399,058)
     Net additions to plant and equipment           (281,168)       (630,634)
     Additions to goodwill and intangible assets      (2,780)           --
     Net (purchase) sale of short term investments   (96,624)        (19,971)
       Net Cash (Used In) Provided by
        Investing Activities                        (780,756)     (1,049,663)

  CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank loans                          --          2,200,000
     Proceeds from sale of subsidiary stock            2,040          96,333
     Reacquired Class B common shares                  --             (5,735)
     Dividends paid in cash                         (163,845)       (163,886)
       Net Cash (Used In) Provided by
        Financing Activities                        (161,805)      2,126,712

  NET INCREASE (DECREASE) IN CASH                  1,236,646        (962,131)

  CASH, BEGINNING                                  4,449,998       2,712,368

  CASH, ENDING                                    $5,686,644     $ 1,750,237


            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
  Cash paid for:
     Income Taxes                                 $  115,180     $    94,000
     Interest                                     $    --        $   151,029

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

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K.

2. New Accounting Standards
   Effective January 1, 2002, the Company adopted the following Statements issued by the Financial Accounting Standards Board neither of which had a material affect on the Company's financial statements.

     SFAS 142, "Goodwill and Other Intangible Assets" - replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. The amount of goodwill amortization included in the operating expenses for the three months ended March 31, 2001 was $32,407.

     SFAS  144,  "Accounting for the Impairment or Disposal  of  Long-Lived
      Assets" - Establishes one accounting model, used for long-lived assets to be held and used, disposed of by sale or otherwise disposed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
    Cash flows from operating activities increased during the three month period ended March 31, 2002, primarily due to higher operating income in the Musical Instruments and Data Communications segments and a decrease in accounts receivable primarily in the Data Communications segment.

Sales and Operating Income

                                             For the 3 Months Ended:
                                             3/31/2002     3/31/2001
    Net Sales to Unaffiliated Customers
      Musical Instruments                  $ 6,306,201    $ 5,923,121
      Data Communications                    8,666,294      3,600,016
      Electronic Assemblies                    585,855      3,293,360
      Audio Equipment                          419,138        442,901
       Total                               $15,977,488    $13,259,398

    Intersegment Sales
      Musical Instruments                  $    72,409    $    16,291
      Data Communications                         --          132,126
      Electronic Assemblies                     75,861          --
      Audio Equipment                           42,397         10,127
       Total                               $   190,667    $   158,544

    Income (Loss) from Operations
      Musical Instruments                  $   823,910    $   414,141
      Data Communications                      699,852     (5,005,185)
      Electronic Assemblies                   (237,802)       287,388
      Audio Equipment                         (134,282)      (211,073)
       Total                               $ 1,151,678    $(4,514,729)

Musical Instruments Segment

    Sales increased $383,080 in the first quarter of 2002 when compared to the same period in 2001. While the order rate and number of units shipped in the first quarter of 2002 was approximately equal to 2001, the first quarter of 2002 sales were higher due the shipment of models that have higher average selling prices.

   Gross profit margins increased to 32.8% of sales in the first quarter of 2002 from 29.1% in the same period in 2001. This increase is due to changes in product mix and the increased sales level.

     Selling,   general  and  administrative  expenses  and  research   and
development expenditures were approximately equal to the same period in 2001.

Data Communications Segment

    This segment's sales in the first quarter of 2002 increased $5,066,278 when compared to the same period in 2001. The 2002 sales increased due to new product introductions and from the redirection of the Company's sales and marketing efforts away from CLECs to other Data Communications markets. The 2001 sales were negatively affected by the significant and overall slowdown in the Data Communications market.

    Gross profit margins in the first quarter of 2002 increased to 52.6% compared to 30.1% in the same period of 2001 due to the higher sales volume over which to absorb fixed costs and less discounting of selling prices. The 2001 gross profit margins were negatively affected by $360,000 of additional non-cash inventory valuation adjustments recorded at VIR, Inc. for slow moving and obsolete inventory associated with discontinued product lines.

    Sales and marketing expenditures decreased approximately $327,000 (16%) in the first quarter of 2002 when compared to the same period in 2001 primarily due to cost reduction programs implemented during 2001.

    General and administrative expenses and research and development expenses decreased approximately $358,000 (38%) and $184,000 (10%), respectively in the first quarter of 2002 when compared to the same period in 2001. These decreases are primarily related to cost savings related to the combination of the VIR Linear Switch operations into Eastern Research, Inc. (ERI) during 2001 and an overall reduction in the number of personnel serving these functions, part of an expense reduction program implemented to bring the Company's costs inline with business conditions.

    The combination of increased sales, higher gross margins and lower operating costs resulted in operating income of approximately $700,000 for this segment in the first quarter of 2002 compared to a large operating loss in the same period of 2001. The 2001 operating loss was also negatively affected by inventory valuation adjustments and a charge to write down the goodwill and intangible assets of VIR, Inc totaling $1,760,000. While this segments order rate has stabilized, the Company remains cautious, as future sales visibility is limited.

Electronic Assemblies Segment

    Sales for the first quarter of 2002 decreased $2,707,505 when compared to the same period in 2001 from lower order volume from the Company's contract manufacturing customers, which have been affected by the economic slowdown. The order rate is expected to continue at this lower level in future quarters.

    The gross profit margin was a loss of approximately $(154,000) (27%) in the first quarter of 2002 primarily due to lower sales volume over which to absorb fixed costs. The gross profit percentage was 12% in the first quarter of 2001. Selling, general and administrative expenses decreased slightly when compared to the same period in 2001.

Audio Equipment Segment

    Sales for the first quarter of 2002 decreased slightly when compared to the same period in 2001. Gross profit margins in the first quarter of 2002 decreased to 28.7% as compared to 31.7% for the same period in 2001, primarily due to lower sales volume over which to absorb fixed costs and lower margins on wholesale sales to dealers that made up a larger percentage of sales in the first quarter of 2002.

    Selling, general and administrative costs for the period decreased in the first quarter of 2002 when compared to the same period in 2001.

    Legacy Audio has historically sold its products through a direct marketing program. The Company believes that this method of distribution has limited its ability to penetrate the broader market. Legacy has begun implementing plans to distribute its products through a more traditional dealer network. The Company has added independent retail dealers and will continue to do so in a conservative manner to build a quality dealer network. During this period Legacy has been shifting marketing resources to the new method of distribution. In addition, the general economic slowdown has slowed the sales of consumer goods. This has resulted in a sales decrease in direct sales that has not been entirely offset by dealer sales.

    Legacy's speaker cabinets are currently manufactured at both the Company's Macungie PA plant, as well as a smaller facility in Springfield IL. The Company plans to consolidate all Legacy production at the Macungie plant by the third quarter of 2002. In Addition, Legacy's sales office will be located in Macungie. The effect of this consolidation is expected to be immaterial.

Other Income and Expense

    Investment income for the three months ended March 31, 2002 was lower than the same period in 2001 due to lower invested balances and lower rates of return available on invested funds.

Income Taxes

    The tax provision for the three months ended March 31, 2002 is based on the estimated effective tax rate for the year, which is less than the statutory rate due to tax credits and exempt income.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   No change from information disclosed in the Company's 2001 annual report on form 10-K.

PART II    OTHER INFORMATION
  Item 6.  Exhibits and Reports on Form 8-K
   (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            Allen Organ Company
                                                (Registrant)

Date: April 25, 2002             /s/STEVEN MARKOWITZ
                                 Steven Markowitz, President and Chief
                                 Executive Officer

Date: April 25, 2002             /s/NATHAN S. ECKHART
                                 Nathan S. Eckhart, Vice President-Finance,
                                 Chief Financial and Principal Accounting
                                 Officer