Form 10-Q
period 2002-06-30
ALLEN ORGAN CO
filed 2002-08-07
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended June 30, 2002


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

                          Yes    X        No_____

Number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 2002:

                    Class A - Voting          83,864  shares
                    Class B - Non-voting   1,086,196  shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements
          Consolidated Condensed Statements of Income for the three and six months ended June 30, 2002 and 2001

          Consolidated Condensed Balance Sheets at June 30, 2002 and December 31, 2001

          Consolidated Condensed Statements of Cash Flows for the three and six months ended June 30, 2002 and 2001

          Notes to Consolidated Condensed Financial Statements

   Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Part II    Other Information

   Item 4.Submission of Matters to a Vote of Security Holders

   Item 6.Exhibits and Reports on Form 8-K

   Signatures

   Exhibits

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                        For the 3 Months Ended:       For the 6 Months Ended:
                        6/30/2002     6/30/2001       6/30/2002      6/30/2001

Net Sales              $17,403,733   $15,119,294     $33,381,221   $28,378,692

Cost and Expenses
 Costs of sales         10,245,150    11,229,132      19,594,210    21,106,679
 Selling, general and
  administrative         3,747,172     3,921,633       7,256,805     8,221,905
 Research and
  development            2,035,534     2,158,786       4,002,651     4,355,094
 Costs to close
  Southampton plant          --          530,000           --          530,000
 Impairment of
  VIR, Inc. goodwill
  and intangibles            --            --              --        1,400,000
 Total Costs and
   Expenses             16,027,856    17,839,551      30,853,666    35,613,678

Income (Loss)  from
 Operations              1,375,877    (2,720,257)      2,527,555    (7,234,986)

Other income (expense)
 Investment and other
  income                   103,757       355,429         245,618       709,572
 Interest expense            --         (164,055)          --         (315,084)
 Minority interests in
  consolidated subsidiaries  --          (83,398)          --          (33,275)
 Total Other Income
  and Expense              103,757       107,976         245,618       361,213

Income (Loss) Before
 Taxes                   1,479,634    (2,612,281)      2,773,173    (6,873,773)

Income Tax Provision
 (Benefit)                 470,000    (1,047,000)        832,000    (2,683,000)

Net Income (Loss)       $1,009,634   $(1,565,281)     $1,941,173   $(4,190,773)

Basic and Diluted
 Earnings (Loss)
 Per Share                   $0.86        $(1.34)          $1.66        $(3.58)

Weighted Average Shares
 Used in Per Share
  Calculation            1,170,321     1,170,528       1,170,321     1,170,528

Dividends Per Share-Cash    $ 0.14        $ 0.14          $ 0.28        $ 0.28

Total Comprehensive
 Income (Loss)          $1,054,941   $(1,661,534)     $1,977,174   $(4,388,038)

                                      See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
ASSETS                                           June 30, 2002     Dec 31, 2001
                                                  (Unaudited)        (Audited)
Current Assets
  Cash                                            $ 8,841,813      $ 4,449,998
  Investments Including Accrued Interest            9,849,719       11,609,416
  Accounts Receivable, net of reserves of
   $485,985 and $350,492, respectively              9,696,342        9,947,842
  Inventories:
     Raw Materials                                  5,201,479        5,515,815
     Work in Process                                6,163,520        6,249,775
     Finished Goods                                 4,630,546        4,720,318
      Total Inventories                            15,995,545       16,485,908
  Income Taxes Prepaid and Receivable               1,384,992        1,106,214
  Prepaid Expenses                                    550,414          386,421
  Deferred Income Tax Benefits                      1,542,107        1,561,138
     Total Current Assets                          47,860,932       45,546,937
Property, Plant and Equipment                      27,337,847       26,600,965
  Less Accumulated Depreciation                   (15,982,017)     (15,109,416)
     Total Property, Plant and Equipment           11,355,830       11,491,549
Other Assets
  Inventory Held for Future Service                   812,612          811,249
  Note Receivable                                   2,397,291        1,997,107
  Cash Value of Life Insurance                      2,173,566        2,173,566
  Deferred Income Tax Benefits                      2,022,725        2,022,725
  Goodwill, net                                       194,523          194,523
  Intangible Assets, net                            1,884,798        2,218,504
  Other Assets                                         16,092           16,092
     Total Other Assets                             9,501,607        9,433,766
     Total Assets                                 $68,718,369      $66,472,252

                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Accounts Payable                                $ 2,584,446      $ 2,750,251
  Other Accrued Expenses                            2,398,151        1,973,154
  Customer Deposits                                 3,047,262        2,978,023
     Total Current Liabilities                      8,029,859        7,701,428
Noncurrent Liabilities
  Deferred and Other Noncurrent Liabilities           800,488          707,769
  Accrued Pension Costs                             1,921,483        1,748,040
     Total Noncurrent Liabilities                   2,721,971        2,455,809
     Total Liabilities                             10,751,830       10,157,237

STOCKHOLDERS' EQUITY
  Common Stock   2002              2001
     Class A   127,232 shares;   127,232  shares      127,232          127,232
     Class B 1,410,761 shares; 1,410,761  shares    1,410,761        1,410,761
  Capital in Excess of Par Value                   12,905,650       12,903,610
  Retained Earnings
     Balance, Beginning                            55,237,713       59,977,002
     Net Income (Loss)                              1,941,173       (4,083,810)
     Dividends - Cash 2002 and 2001                  (327,690)        (655,479)
     Balance, End                                  56,851,196       55,237,713
  Accumulated Other Comprehensive Income           (1,338,299)      (1,374,300)
     Sub-total                                     69,956,540       68,305,016
  Treasury Stock
     2002 - 43,368 Class A shares;
           324,304 Class B shares                 (11,990,001)           --
     2001 - 43,368 Class A shares;
           324,304 Class B shares                       --         (11,990,001)
  Total Stockholders' Equity                       57,966,539       56,315,015
  Total Liabilities and Stockholders' Equity      $68,718,369      $66,472,252
                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                            For the 3 Months Ended:     For the 6 Months Ended:
                            6/30/2002    6/30/2001      6/30/2002    6/30/2001

CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net income (loss)         $1,009,634  $(1,565,281)    $1,941,173  $(4,190,773)
 Adjustments to reconcile
  net income (loss) to net
  cash provided by (used in)
  operating activities
   Depreciation and
    amortization              703,509      806,604      1,419,455    1,602,416
   Loss from impairment of
    VIR, Inc. goodwill and
    intangibles, included
    in operating expenses       --            --            --       1,400,000
   Minority interest in
    consolidated subsidiaries   --          83,398          --          33,275
 Change in assets and
  liabilities
   Accounts receivable       (843,689)    (477,690)       251,500    2,283,339
   Inventories              1,021,806    2,277,673        489,000    1,059,414
   Income taxes prepaid
    and receivable           (525,598)  (1,502,000)      (278,778)  (2,983,743)
   Prepaid expenses            42,525      (10,833)      (163,993)    (400,740)
   Prepaid pension costs        --          (2,391)         --         (30,967)
   Deferred income
    tax benefits               18,347      (14,099)        19,031       29,901
   Accounts payable           (10,481)  (1,222,676)      (165,805)  (1,568,766)
   Accrued expenses           194,079      289,367        424,997     (664,151)
   Customer deposits          176,691      (17,559)        69,239        1,275
   Accrued pension costs      293,486         --          173,443         --
   Deferred and other
    noncurrent liabilities     12,465       34,853         92,719       69,706
    Net Cash Provided by
     (Used In)  Operating
     Activities             2,092,774   (1,320,634)     4,271,981   (3,359,814)

CASH FLOW FROM INVESTING
 ACTIVITIES
   Increase in note
    receivable                  --            --         (400,184)    (399,058)
   Net additions to plant
    and equipment            (666,082)    (358,263)      (947,250)    (988,897)
   Additions to goodwill
    and intangible assets       --        (156,243)        (2,780)    (156,243)
   Net sale of short term
    investments             1,892,322   12,544,103      1,795,698   12,524,132
    Net Cash Provided by
     Investing Activities   1,226,240   12,029,597        445,484   10,979,934

CASH FLOWS FROM FINANCING
 ACTIVITIES
   Proceeds from bank loans     --       1,100,000           --      3,300,000
   Repayment of bank loans      --     (12,000,000)          --    (12,000,000)
   Proceeds from sales of
    subsidiary stock            --            --            2,040       96,333
   Subsidiary stock
    reacquired from minority
     shareholders               --         (49,450)          --        (49,450)
   Reacquired Class B common
    shares                      --          (1,156)          --         (6,891)
   Dividends paid in cash    (163,845)    (163,864)      (327,690)    (327,750)
     Net Cash Used In
      Financing Activities   (163,845) (11,114,470)      (325,650)  (8,987,758)

NET INCREASE
(DECREASE) IN CASH          3,155,169     (405,507)     4,391,815   (1,367,638)


CASH, BEGINNING             5,686,644    1,750,237      4,449,998    2,712,368

CASH, ENDING               $8,841,813   $1,344,730     $8,841,813   $1,344,730



            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
   Income Taxes              $995,598      $55,000     $1,110,778     $242,000
   Interest                  $  --        $164,055     $  --          $315,084


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

     SFAS 142, "Goodwill and Other Intangible Assets" - replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. The amount of goodwill amortization included in the operating expenses for the three and six months ended June 30, 2001 was $32,407 and $64,814, respectively.

     SFAS  144,  "Accounting for the Impairment or Disposal  of  Long-Lived
      Assets" - Establishes one accounting model, used for long-lived assets to be held and used, disposed of by sale or otherwise disposed.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
    Cash flows from operating activities increased during the three and six months ended June 30, 2002 when compared to the same period in 2001, primarily due to higher operating income in the Musical Instruments and Data Communications segments.

Results of Operations:

Sales and Operating Income
                          For the 3 Months Ended:      For the 6 Months Ended:
                          6/30/2002     6/30/2001      6/30/2002     6/30/2001
Net Sales to
 Unaffiliated Customers
  Musical Instruments   $ 6,616,642   $ 6,308,664    $12,922,843   $12,231,785
  Data Communications     8,858,220     5,209,952     17,524,514     8,809,968
  Electronic Assemblies   1,510,961     2,973,696      2,096,816     6,267,056
  Audio Equipment           417,910       626,982        837,048     1,069,883
   Total                $17,403,733   $15,119,294    $33,381,221   $28,378,692

Intersegment Sales
  Musical Instruments   $    92,737   $    24,536    $   165,146   $    40,827
  Data Communications          --          61,312          --          193,438
  Electronic Assemblies       6,616          --           82,477         --
  Audio Equipment            15,837         9,274         58,234        19,401
   Total                $   115,190   $    95,122    $   305,857   $   253,666

Income (Loss) from
 Operations
  Musical Instruments   $   821,967   $   261,047    $ 1,645,877   $   675,188
  Data Communications       772,376    (3,028,951)     1,472,228    (8,034,136)
  Electronic Assemblies    (110,660)      146,244       (348,462)      433,632
  Audio Equipment          (107,806)      (98,597)      (242,088)     (309,670)
   Total                $ 1,375,877   $(2,720,257)   $ 2,527,555   $(7,234,986)

Musical Instruments Segment

    Sales increased $307,978 and $691,058 respectively, for the three and six months ended June 30, 2002 when compared to the same periods in 2001. While the order rate for the first half of 2002 was slightly lower than the same period in 2001, the first half of 2002 sales were higher due to shipments made against the order backlog. This segment may be negatively affected by recent events in the financial markets that may affect consumer confidence as well as their donations to religious institutions. Religious institutions are a primary market for this segments products, as such, lower levels of donations may affect this segments future order rate.

    The gross profit percentage increased to 33.7% and 33.3% respectively, in the three and six months ended June 30, 2002 from 24.5% and 26.7% respectively in the same periods in 2001. These increases are due to higher sales over which to absorb fixed costs, changes in product mix and operational improvements initiated in previous quarters.

    Selling, general and administrative, research and development expenses increased slightly during the three and six months ended June 30, 2002 when compared to the same periods in 2001 due primarily to higher pension expense resulting from lower investment returns realized in the Company's defined benefit pension plans. The Company has reduced its long-term rate of return assumption in both of its defined benefit pension plans due to lower projected future investment returns and expects that pension related costs will increase in future years.

Data Communications Segment

    Sales increased $3,648,268 and $8,714,546 respectively, for the three and six months ended June 20, 2002 when compared to the same periods in 2001. The 2002 sales increased due to new product introductions and from redirection of the Company's sales and marketing efforts away from CLECs to other Data Communications markets. The 2001 sales were negatively affected by the slowdown in the overall Data Communications market.

    Gross profit margins increased to 54.5% and 53.6% respectively during the three and six months ended June 30, 2002 from 33.8% and 32.2% during the same periods in 2001 due to the higher sales volume over which to absorb fixed costs and changes in product mix. The gross margins for the three and six months ended June 30, 2001 were negatively affected by $360,000 and $720,000 respectively, of additional inventory valuation adjustments recorded at VIR, Inc. for slow moving and obsolete inventory associated with discontinued product lines.

    Sales and marketing expenditures decreased approximately $140,000 (8%) and $467,000 (12%) during the three and six months ended June 30, 2002 when compared to the same periods in 2001 primarily due to cost reduction programs.

    General and administrative expenses for the three months ended June 30, 2002 were approximately equal to the same period in 2001 and decreased approximately $283,000 (8%) during the six months ended June 30, 2002. Research and development expenditures decreased approximately $98,000 (5%) and $283,000 (8%) respectively for the three and six months ended June 30, 2002 when compared to the same periods in 2001. These decreases are primarily due to the combination of the VIR Linear Switch operations into Eastern Research, Inc. (ERI) during 2001 and an overall reduction in personnel.

    The combination of increased sales, higher gross margins and lower operating costs resulted in operating income of approximately $772,000 and $1,472,000, respectively for the three and six months ended June 30, 2002 for this segment compared to large operating losses in the same periods of 2001. The 2001 operating losses were also negatively affected by inventory valuation adjustments, plant closing costs, and a charge to write down the goodwill and intangible assets of VIR, Inc totaling $890,000 and $2,650,000 for the three and six months ended June 30, 2001, respectively. Future sales visibility remains limited throughout the Data Communications market that ERI serves.

Electronic Assemblies Segment

   Sales decreased $1,462,735 and $4,170,240 respectively for the three and six months ended June 30, 2002 when compared to the same periods in 2001 due to lower order volume from the Company's contract manufacturing customers, who were affected by the economic slowdown. The order rate is expected to continue at this lower level in future quarters.

    The gross profit margin was a loss of approximately $(24,000) (2%) and $(178,000) (8%) respectively for the three and six months ended June 30, 2002, primarily due to lower sales volume over which to absorb fixed costs. The gross profit percentage was 11% during the three and six months ended June 30, 2001. Selling, general and administrative expenses decreased slightly when compared to the same periods in 2001.

Audio Equipment Segment

   Sales decreased $209,072 and $232,835 for the three and six months ended June 30, 2002 when compared to the same periods in 2001. Gross profit margins were 21% and 25% respectively in the three and six months ended June 30, 2002, as compared to 38% and 35% in the same periods in 2001.

   Selling, general and administrative costs decreased during the three and six months ended June 30, 2002 when compared to the same period in 2001.

    Legacy Audio has historically sold its products through a direct marketing program. This method of distribution limited Legacy's ability to penetrate the broader market. Legacy has been implementing a program to distribute its products through a more traditional dealer network. The Company has added independent retail dealers and will continue to do so in a conservative manner to build a quality dealer network. During this period, Legacy has been shifting marketing resources to the new method of distribution. This results in Legacy receiving a lower price per sale to allow the dealers to realize a retail markup. The lower product prices that Legacy receives are in part offset by eliminating Legacy's direct marketing expense that is not required in the new sales model. In addition, the general economic slowdown has affected the sales for consumer goods including the Company's Legacy products.

    Most of Legacy's speaker cabinets are now manufactured at the Company's Macungie, PA plant, with a small percentage still manufactured at a smaller facility in Springfield, IL. The Company plans to consolidate all Legacy production at the Macungie plant by the third quarter of 2002. During July 2002 Legacy's sales offices was re-located to the Macungie facility. The effect of this consolidation is expected to be immaterial.

Other Income and Expense

    Investment income decreased during the three and six months ended June 30, 2002 when compared to the same periods in 2001 due to lower invested balances and lower rates of return available on invested funds.

Income Taxes

    The tax provision for the three and six months ended June 30, 2002 are based on the estimated effective tax rate for the year, which is less than the statutory rate due to tax credits and exempt income.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   No change from information disclosed in the Company's 2001 annual report of form 10-K.

PART II    OTHER INFORMATION
   Item 4.   Submission of Matters to a Vote of Security Holders
   (a)       Annual Meeting: April 25, 2002
   (b)       Election  of the following directors for a one-year  term:
        Steven   Markowitz,  Eugene  Moroz,  Leonard  Helfrich,   Martha
        Markowitz, Orville Hawk, Albert Schuster, Jeffrey Schucker, Ernest Choquette and Michael Doyle.
   (c) In addition to the election of directors and the waiver of reading of the minutes of the prior meeting, the shareholders ratified charitable deductions made in 2001 and all contracts, agreements, and employments by the Board of Directors and officers since the previous annual meeting in April 2001. All resolutions were adopted by the vote of all shareholders present, in person or proxy.

   Item 6.   Exhibits and Reports on Form 8-K
   (a)  Exhibits
        Exhibit No.   Description
        99.1          Certification Pursuant to 18 U.S.C. Section 1350,
                      as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Allen Organ Company
                                                (Registrant)

Date:August 7, 2002                  /s/STEVEN MARKOWITZ
                                     Steven Markowitz, President and Chief
                                     Executive Officer

Date:August 7, 2002                  /s/NATHAN S. ECKHART
                                     Nathan S. Eckhart, Vice President-Finance,
                                     Chief Financial and Principal Accounting
                                     Officer