Form 10-Q
period 2002-09-30
ALLEN ORGAN CO
filed 2002-11-07
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 for Quarter Ended September 30, 2002

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

                         Yes    X        No _____

Number of shares outstanding of each of the issuer's classes of common stock, as of November 06, 2002:

                    Class A -     Voting      83,864 shares
                    Class B - Non-voting   1,086,196 shares

                            ALLEN ORGAN COMPANY
                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements

          Consolidated Condensed Statements of Income for the nine months ended September 30, 2002 and 2001

          Consolidated Condensed Balance Sheets
          at September 30, 2002 and December 31, 2001

          Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and 2001

          Notes to Consolidated Condensed Financial Statements

   Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3.Quantitative and Qualitative Disclosures About Market Risk.

   Item 4.Controls and Procedures

Part II    Other Information

   Item 4.Submission of Matters to a Vote of Security Holders

   Item 6.Exhibits and Reports on Form 8-K

Signatures
Certifications
Exhibits

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS
                    ALLEN ORGAN COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)


                         For the 3 Months Ended:      For the 9 Months Ended:
                         9/30/2002    9/30/2001       9/30/2002    9/30/2001

Net Sales               $15,705,708  $15,385,870     $49,086,929  $43,764,562

Cost and Expenses
 Costs of sales           9,950,064   10,212,368      29,544,274   31,319,047
 Selling, general and
  administrative          3,318,095    3,628,693      10,574,900   11,850,598
 Research and
  development             1,873,589    1,919,752       5,876,240    6,274,846
 Costs to close
  Southampton plant             --          --             --         530,000
 Impairment of VIR, Inc.
  goodwill                      --          --             --       1,400,000
   Total Costs and
    Expenses             15,141,748   15,760,813      45,995,414   51,374,491

Income (Loss) from
 Operations                 563,960     (374,943)      3,091,515   (7,609,929)

Other Income and (Expense)
 Interest and other income  219,920      201,876         461,121      911,448
 Interest expense               --          --             --        (315,084)
 Loss on sale of property,
  plant and equipment       (29,518)    (175,358)        (25,101)    (175,358)
 Minority interests in
  consolidated subsidiaries     --          --             --         (33,275)
 Total Other Income and
  Expense                   190,402       26,518         436,020       387,731

Income (Loss) Before Taxes  754,362     (348,425)      3,527,535    (7,222,198)

Income Tax Provision
 (Benefit)                  226,000      (85,000)      1,058,000    (2,768,000)

Net Income (Loss)       $   528,362  $  (263,425)    $ 2,469,535  $ (4,454,198)

Basic and Diluted Earnings
  Per Share (Loss)            $0.45       $(0.23)          $2.11        $(3.81)

Weighted Average Shares
 Used in Per Share
 Calculation              1,170,235    1,170,505       1,170,235     1,170,505

Dividends Per Share-Cash      $0.14        $0.14           $0.42         $0.42

Total Comprehensive
 Income (Loss)          $   522,439  $  (190,231)    $ 2,499,613  $ (4,578,269)

                                         See accompanying notes.

                    ALLEN ORGAN COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   September 30,      Dec 31,
                     ASSETS                            2002            2001
                                                    (Unaudited)      (Audited)
Current Assets
 Cash                                               $ 5,462,989    $ 4,449,998
 Investments Including Accrued Interest              17,192,124     11,609,416
 Accounts Receivable, net of reserves of
  $500,720 and $350,492, respectively                 7,819,526      9,947,842
 Inventories:
  Raw Materials                                       5,132,829      5,515,815
  Work in Process                                     5,846,722      6,249,775
  Finished Goods                                      4,545,166      4,720,318
   Total Inventories                                 15,524,717     16,485,908
 Income Taxes Prepaid and Receivable                    574,293      1,106,214
 Prepaid Expenses                                       441,594        386,421
 Deferred Income Tax Benefits                         1,544,430      1,561,138
  Total Current Assets                               48,559,673     45,546,937
Property, Plant and Equipment                        27,357,137     26,600,965
  Less Accumulated Depreciation                     (15,979,677)   (15,109,416)
   Total Property, Plant and Equipment               11,377,460     11,491,549
Other Assets
 Inventory Held for Future Service                      812,625        811,249
 Note Receivable                                      2,397,291      1,997,107
 Cash Value of Life Insurance                         2,213,982      2,173,566
 Deferred Income Tax Benefits                         2,022,725      2,022,725
 Goodwill, net                                          194,523        194,523
 Intangible Assets, net                               1,764,464      2,218,504
 Other Assets                                            16,092         16,092
  Total Other Assets                                  9,421,702      9,433,766
     Total Assets                                   $69,358,835    $66,472,252

        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
 Accounts Payable                                   $ 2,367,713    $ 2,750,251
 Other Accrued Expenses                               2,713,470      1,973,154
 Customer Deposits                                    3,009,541      2,978,023
  Total Current Liabilities                           8,090,724      7,701,428
Noncurrent Liabilities
 Deferred and Other Noncurrent Liabilities              846,859        707,769
 Accrued Pension Costs                                2,090,725      1,748,040
  Total Noncurrent Liabilities                        2,937,584      2,455,809
     Total Liabilities                               11,028,308     10,157,237

STOCKHOLDERS' EQUITY
 Common Stock     2002              2001
  Class A    127,232 shares;   127,232 shares           127,232        127,232
  Class B  1,410,761 shares; 1,410,761 shares         1,410,761      1,410,761
 Capital in Excess of Par Value                      12,921,577     12,903,610
 Retained Earnings
  Balance, Beginning                                 55,237,713     59,977,002
  Net Income                                          2,469,535     (4,083,810)
  Dividends - Cash 2002 and 2001                       (491,498)      (655,479)
  Balance, End                                       57,215,750     55,237,713
 Accumulated Other Comprehensive Income              (1,344,222)    (1,374,300)
   Sub-total                                         70,331,098     68,305,016
 Treasury Stock
  2002-43,368 Class A shares;324,565 Class B shares (12,000,571)          --
  2001-43,368 Class A shares;324,304 Class B shares      --        (11,990,001)
   Total Stockholders' Equity                        58,330,527     56,315,015
    Total Liabilities and Stockholders' Equity      $69,358,835    $66,472,252

                                       See accompanying notes.

                    ALLEN ORGAN COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                For the 3 Months Ended: For the 9 Months Ended:
                                  9/30/2002  9/30/2001   9/30/2002   9/30/2001

CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income (loss)               $  528,362 $ (263,425) $2,469,535 $(4,454,198)
 Adjustments to reconcile net
 income (loss) to net cash
  provided by operating
   activities
 Depreciation and amortization      691,750    655,515   2,111,205   2,257,931
 Deferred income tax benefits        (2,323)    39,246      16,708      69,147
 Loss from impairment of
  VIR, Inc. goodwill,
  included in operating
  expenses                            --         --            --    1,400,000
 Minority interest in
  consolidated subsidiaries           --         --            --       33,275
 Change in assets and liabilities
  Accounts receivable             1,876,816 (2,787,901)  2,128,316    (504,562)
  Inventories                       470,815  1,329,979     959,815   2,389,393
  Income taxes prepaid
   and receivable                   810,699   (161,762)    531,921  (3,145,505)
  Prepaid expenses                  108,820    157,945     (55,173)   (242,795)
  Prepaid pension costs               --        38,047         --        7,080
  Accounts payable                 (216,733)   706,004    (382,538)   (862,762)
  Accrued expenses                  315,319     11,094     740,316    (653,057)
  Customer deposits                 (37,721)    24,982      31,518      26,257
  Accrued Pension Costs             169,242       --       342,685         --
  Deferred and other noncurrent
   liabilities                       46,371     34,853     139,090     104,559
    Net Cash Provided by (Used
     In) Operating Activities     4,761,417   (215,423)  9,033,398  (3,575,237)

CASH FLOW FROM INVESTING
 ACTIVITIES
  Additions to goodwill and
   intangible assets                (27,000)      --       (29,780)   (156,243)
  Increase in note receivable         --          --      (400,184)   (399,058)
  Net additions to plant and
   equipment                       (566,046)   (63,479) (1,513,296) (1,052,376)
  Increase in cash value of
   life insurance                   (40,416)   (47,783)    (40,416)    (47,783)
  Net (purchase) or sale of
   short-term investments        (7,348,328)   208,801  (5,552,630) 12,732,933
    Net Cash (Used in) Provided
     by Investing Activities     (7,981,790)    97,539  (7,536,306) 11,077,473

CASH FLOWS FROM FINANCING
ACTIVITIES
  Proceeds from bank loans            --          --          --     3,300,000
  Repayment of bank loans             --          --          --   (12,000,000)
  Proceeds from sale of
   subsidiary stock                  15,927       --        17,967      96,333
  Reacquired Class B common
   shares                           (10,570)      --       (10,570)     (6,891)
  Dividends paid in cash           (163,808)  (163,865)   (491,498)   (491,615)
  Subsidiary company stock
   reacquired from
    minority shareholders             --      (350,603)       --      (400,053)
    Net Cash Used in Financing
     Activities                    (158,451)  (514,468)   (484,101) (9,502,226)

NET (DECREASE) INCREASE IN CASH  (3,378,824)  (632,352)  1,012,991  (1,999,990)

CASH, BEGINNING                   8,841,813  1,344,730   4,449,998   2,712,368

CASH, ENDING                     $5,462,989 $  712,378  $5,462,989  $  712,378

             SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid (refunded) for:
   Income Taxes                   $(584,699)$   77,777  $  526,079  $  319,777
   Interest                       $   --    $     --    $     --    $  315,084

                         See accompanying notes.

                    ALLEN ORGAN COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Interim Financial Statements
  The results of operations for the interim periods presented in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments considered necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal recurring nature.

  Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on
  Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K.

2.New Accounting Standards
  Effective January 1, 2002, the Company adopted the following Statements issued by the Financial Accounting Standards Board (FASB) neither of which had a material affect on the Company's financial statements.

     SFAS 142, "Goodwill and Other Intangible Assets" - replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. The amount of goodwill amortization included in the operating expenses for the three and nine months ended September 30, 2001 was $6,732 and $71,546, respectively.

     SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived
      Assets" - Establishes one accounting model, used for long-lived assets to be held and used, disposed of by sale or otherwise disposed.

  In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have an impact on the consolidated financial position or results of operations of the Company.

3.Stock Option Plan
  On July 25, 2002, the Company adopted the Allen Organ Company Stock Option Plan to encourage stock ownership by certain key employees. During the third quarter of 2002, the Company granted options to purchase 12,000 shares of the Company's Class B stock, at the fair market value on the date of grant. These options were not included in computing earning per share because their effect was antidilutive.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
    Cash flows from operating activities increased during the three and nine months ended September 30, 2002 when compared to the same period in 2001, due to higher operating income, income tax refunds and decreases in accounts receivable in the Data Communications segment.

    Cash flows from investing activities were used to purchase short term investments and property and equipment during the nine months ended September 30, 2002, including approximately $900,000 in the Musical Instruments segment, $100,000 in the Electronic Assemblies segment and $500,000 in the Data Communications segment. For the nine months ended September 30, 2001 cash flows from investing activities were provided by the liquidation of short term investments which were used to repay bank loans.

Results of Operations:
Sales and Operating Income
                           For the 3 Months Ended:    For the 9 Months Ended:
                           9/30/2002    9/30/2001     9/30/2002     9/30/2001
Net Sales to
 Unaffiliated Customers
   Musical Instruments   $ 5,778,976   $ 5,976,634   $18,701,819   $18,208,419
   Data Communications     8,130,042     7,960,398    25,654,556    16,770,366
   Electronic Assemblies   1,486,132     1,134,936     3,582,948     7,401,992
   Audio Equipment           310,558       313,902     1,147,606     1,383,785
    Total                $15,705,708   $15,385,870   $49,086,929   $43,764,562

 Intersegment Sales
   Musical Instruments   $   133,553   $    10,260   $   298,699   $    51,087
   Data Communications           --            136         --          193,574
   Electronic Assemblies      49,063           --        131,540          --
   Audio Equipment            13,151        22,081        71,385        41,482
    Total                $   195,767   $    32,477   $   501,624   $   286,143

 Income (Loss) from Operations
   Musical Instruments   $   154,023   $ 1,170,937   $ 1,799,900   $ 1,846,125
   Data Communications       525,480      (972,644)    1,997,708    (9,006,780)
   Electronic Assemblies      50,254      (175,962)     (298,208)      257,670
   Audio Equipment          (165,797)     (397,274)     (407,885)     (706,944)
    Total                $   563,960   $  (374,943)  $ 3,091,515   $(7,609,929)

Musical Instruments Segment
    Sales decreased $197,658 and increased $493,400 respectively for the three and nine months ended September 30, 2002 when compared to the same periods in 2001. While the order rate for the first nine months of 2002 was slightly lower than the same period in 2001, sales for the first nine months of 2002 were higher due to shipments made against the order backlog. This segment has been negatively affected by lower stock market valuations that affect consumer confidence as well as their donations to religious institutions. Religious institutions are a primary market for this segment's products.

    The gross profit percentage decreased to 23% and 30% respectively during the three and nine months ended September 30, 2002 from 40% and 31% in the same periods of 2001. These decreases are due to higher operating costs including employee pension expense and lower absorption of fixed costs related to planned decreases in the level of inventory necessitating slightly lower levels of production.

    Selling, general and administrative, research and development expenses increased slightly during the three and nine months ended September 30, 2002 when compared to the same periods in 2001.

    The  Company's  pension expense has increased due  to  lower  investment returns realized in the Company's defined benefit pension plans. The Company has reduced its long-term rate of return assumption in both of its defined benefit pension plans due to lower projected future investment returns and expects that pension related costs will increase in future years.

Data Communications Segment
    Sales increased $169,644 and $8,884,190 respectively, for the three and nine months ended September 30, 2002 when compared to the same periods in 2001. The 2002 sales increased due to new product introductions and from redirection of the Company's sales and marketing efforts away from CLECs to other Data Communications markets.

   Gross profit margins increased to 51.3% and 52.8% respectively during the three and nine months ended September 30, 2002 from 36.7% and 34.3% during the same periods in 2001 due to the higher sales volume over which to absorb fixed costs and changes in product mix. The gross margins for the three and nine months ended September 30, 2001 were negatively affected by $819,000 and $1,539,000 respectively, of additional inventory valuation adjustments recorded at VIR, Inc. (VIR) for slow moving and obsolete inventory associated with discontinued product lines.

    Sales and marketing expenditures decreased approximately $218,000 (12%) and $685,000 (12%) during the three and nine months ended September 30, 2002 when compared to the same periods in 2001 primarily due to cost reduction programs.

    General and administrative expenses for the three months ended September 30, 2002 were approximately equal to the same period in 2001 and decreased approximately $300,000 (12%) during the nine months ended September 30, 2002 when compared to the same period in 2001. Research and development
expenditures  decreased  approximately  $103,000  (6%)  and  $386,000   (7%)
respectively for the three and nine months ended September 30, 2002 when compared to the same periods in 2001. These decreases are primarily due to the combination of the VIR operations into Eastern Research, Inc. (ERI) during 2001 and an overall reduction in personnel.

    The combination of increased sales, higher gross margins and lower operating costs resulted in operating income of approximately $525,000 and $1,997,000, respectively for the three and nine months ended September 30, 2002 for this segment compared to large operating losses in the same periods of 2001. The 2001 operating losses were also negatively affected by inventory valuation adjustments, plant closing costs, and a charge to write down the goodwill and intangible assets of VIR totaling $819,000 and $3,469,000 for the three and nine months ended September 30, 2001, respectively. Future sales visibility remains limited throughout the Data
Communications market that ERI serves with many companies that buy Data Communications equipment continuing to lower their capital expenditure spending for such equipment. These factors, along with continued uncertainty in completing sales to larger accounts, create significant uncertainty of operating results in future quarters.

Electronic Assemblies Segment
     Sales increased $351,196 during the third quarter and decreased $3,819,044 during the nine months ended September 30, 2002 when compared to the same periods in 2001. The increase in sales for the three months ended September 30, 2002 is due to higher order rates from some existing customers and the addition of new customers. The decrease in sales for the nine months was due to the severe economic slowdown that affected the Company's contract manufacturing customers. Future sales visibility remains limited for this segment.

    Gross profit margin for the third quarter was 8.7% and for the nine months ended September 30, 2002 was a loss of approximately $(44,000) (1%). Gross profit margins for the three and nine months ended September 30, 2001 were a loss of approximately $(60,000) (5%) and a gross profit of 8% respectively.

    Selling, general and administrative expenses for the three and nine months ended September 30, 2002 decreased slightly when compared to the same periods in 2001.

Audio Equipment Segment
    Sales decreased $3,344 and $236,179 for the three and nine months ended September 30, 2002 when compared to the same periods in 2001. Gross profit margins were 23% and 24% respectively in the three and nine months ended September 30, 2002.

    Selling, general and administrative costs decreased during the three and nine months ended September 30, 2002 when compared to the same period in 2001.

    Legacy Audio has historically sold its products through a direct marketing program. This method of distribution limited Legacy's ability to penetrate the broader market. Legacy has been implementing a program to distribute its products through a more traditional dealer network. The Company has added independent retail dealers and will continue to do so in a conservative manner to build a quality dealer network. During this period, Legacy has been shifting marketing resources to the new method of distribution. This results in Legacy receiving a lower price per sale to allow the dealers to realize a retail markup. The lower product prices that Legacy receives are in part offset by eliminating Legacy's direct marketing expense that is not required in the new sales model. The general economic slowdown has affected the sales for certain consumer goods including the Company's Legacy products.

   Legacy's speaker cabinets are now manufactured at the Company's Macungie, PA plant. During July 2002 Legacy's sales offices were re-located to the Macungie facility. The effect of this consolidation was immaterial.

Other Income and Expense
    Investment income increased slightly during the three months ended September 30, 2002 when compared to the same periods in 2001 due to higher invested balances and decreased during the nine months ended September 30, 2002 due to lower invested balances and lower rates of return available on invested funds.

Income Taxes
    The tax provision for the three and nine months ended September 30, 2002 are based on the estimated effective tax rate for the year, which is less than the statutory rate due to tax credits and exempt income.

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

ITEM 4.  CONTROLS AND PROCEDURES.
    Within ninety days prior to the filing of this Report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company's disclosure controls are effective. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

PART II    OTHER INFORMATION
   Item 4.   Submission of Matters to a Vote of Security Holders
   (a)       Special Meeting: July 25, 2002
   (b) In addition to the waiver of reading of the minutes of the prior meeting, the shareholders ratified the adoption of the Allen Organ Company Stock Option Plan. All resolutions were adopted by the vote of all shareholders present, in person or proxy.

   Item 6.     Exhibits and Reports on Form 8-K
   (a)  Exhibits
        Exhibit No.   Description
        10.1          Allen Organ Company Stock Option Plan
        99.1          Certification Pursuant to 18 U.S.C. Section 1350,
                      as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)                No  reports  on Form 8-K were filed during  the  quarter
                       ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Allen Organ Company
                                                (Registrant)

Date:November 7, 2002                /s/STEVEN MARKOWITZ
                                     Steven Markowitz, President and Chief
                                     Executive Officer

Date:November 7, 2002                /s/NATHAN S. ECKHART
                                     Nathan S. Eckhart, Vice President-Finance,
                                     Chief Financial and Principal Accounting
                                     Officer

                    ALLEN ORGAN COMPANY AND SUBSIDIARIES

   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Steven Markowitz, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Allen Organ
  Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c)presented   in  this  quarterly  report  our  conclusions   about   the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to
      record,  process,  summarize  and  report  financial  data  and   have
      identified for the registrant's auditors any material weaknesses in internal controls; and
   b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/STEVEN MARKOWITZ
Steven Markowitz
Chief Executive Officer
November 7, 2002

                    ALLEN ORGAN COMPANY AND SUBSIDIARIES

   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Nathan S. Eckhart, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Allen Organ
  Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c)presented   in  this  quarterly  report  our  conclusions   about   the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to
      record,  process,  summarize  and  report  financial  data  and   have
      identified for the registrant's auditors any material weaknesses in internal controls; and
   b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/NATHAN S. ECKHART
Nathan S. Eckhart
Chief Financial Officer
November 7, 2002