Form 10-K
period 2002-12-31
ALLEN ORGAN CO
filed 2003-03-25
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

     (Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2002

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on March 21, 2003:
Class A - Voting     83,864                Class B - Non-voting     1,086,196

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
                            Yes              No   X

The aggregate market value of the Class B Common Shares held by non-affiliates of the Registrant as of June 30, 2002: $32,665,937

                              ALLEN ORGAN COMPANY

                                     INDEX
Item
                                    PART I

1. Business
      - General developments of business
      - Industry Segments
      - Description of business
      - Financial information about geographic areas
      - Available information
2. Properties
3. Legal Proceedings
4. Submission of Matters to a Vote of Security Holders


                                    PART II

5. Market for the Registrants Common Stock and
      Related Security Holder Matters
6. Selected Consolidated Financial Data
7. Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.Quantitative and Qualitative Disclosures About Market Risk
8. Financial Statements and Supplemental Data
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                   PART III

10.   Directors and Executive Officers of the Registrant
11.   Executive Compensation
12.   Security Ownership of Certain Beneficial Owners and Management
13.   Certain Relationships and Related Transactions
14.   Controls and Procedures


                                    PART IV

15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Financial Statement Schedules

Exhibits

                                    PART I
Item 1.   Business
          General developments of business.

                Incorporated in Pennsylvania in 1945, Allen Organ Company and Subsidiaries ("Company") operate in four industry segments: Musical Instruments, Data Communications, Electronic Assemblies and Audio Equipment.
                During 2002 the Company's Data Communications segment increased its sales and operating results when compared to 2001. This was mainly the result of new product introductions, cost cutting initiated in previous years, and from the redirection of the Company's sales and marketing efforts away from Competitive Local Exchange Carriers (CLEC's) to other Data Communications markets. The Company continues to be cautious because the Data Communications industry remains in a long recession and the general weak economic environment. Future sales in this segment have become increasingly dependent on larger sales opportunities that could result in the amount and timing of future revenue being more volatile.
                The economic downturn has negatively affected the Company's Electronic Assemblies segment as well resulting in a significant reduction in its order rate in 2002. Management expects this lower order rate to continue into future quarters.
                While there are many factors that may affect the Company's future business, the Company is particularly concerned with the weak economic environment that may alter or delay customers purchasing decisions in any of the four industry segments that it operates.

          Industry segments.

                 The Company operates in four industry segments: Musical Instruments, Data Communications, Electronic Assemblies and Audio Equipment. For financial information concerning the segments, see
          Note 21 to the Consolidated Financial Statements.

          Description of business.

              Musical Instruments.

                Allen  Organ  Company is a leading manufacturer  of  electronic keyboard musical instruments, primarily digital electronic church organs and accessories. This segment accounted for 37%, 40% and 39% of net sales in 2002, 2001 and 2000, respectively.
                The  principal  market for the Musical Instruments  segment  is institutions, primarily churches. Sales to the home market make up a smaller portion of this segment's sales. Musical Instruments are distributed mostly through dealers, primarily independent retail music stores throughout the United States, with a lesser percentage distributed through dealers internationally. The segment's business is not seasonal.
                The principal raw materials used in the segment's products  are electronic components and wood, all of which are readily available from various sources without undue difficulty. Traditionally, organs have longer service requirements than other digital products. As life cycles for electronic components have shortened in recent years the Company has had to redesign some circuit boards to satisfy the needs of current and past customers. At the present time, management does not expect this issue to significantly affect future product shipments.
                This  segment  does  not engage in any significant  amounts  of consignments, extended payment terms, or lease guarantees. The Company is contingently liable in connection with certain customers' financing arrangements (see Note 12 to the Consolidated Financial Statements). The dollar amounts and number of times the Company has had to honor these repurchase agreements are negligible.
                The  Musical Instruments segment is not dependent on any single or small group of customers, the loss of which would have a material adverse effect on the business. The dollar amount of the segment's unshipped order backlog at the end of February 2003 and 2002 was $4.2 million and $5.2 million, respectively. All orders are expected to be filled in the current year.
                The electronic organ industry is competitive involving at least five (5) domestic and foreign companies. In addition, there are many small pipe organ companies in the institutional organ market. The organ market consists of two basic divisions, institutional (primarily churches) and home or entertainment. Management believes it has a major position in the institutional market in the United States (largest world market) because of product performance and competitive prices, and a smaller percentage of the home or entertainment market.

                Data Communications.

                The  Data  Communications segment consists of Eastern Research,
          Inc. (ERI). During 2001 the Company combined the operations of VIR Linear Switch with ERI. The combined operations are headquartered at ERI's facility in Moorestown, New Jersey. ERI designs and markets data networking products enabling network service providers to deliver services to their customers. This segment accounted for 54%, 43% and 46% of net sales in 2002, 2001 and 2000, respectively.
                Data Communications products are sold directly to end-users, to wholesale and retail distributors worldwide and to a smaller extent under OEM agreements with some customers. The segment maintains an inventory of in-process and finished goods to allow for rapid fulfillment of customer orders that is expected in the industry.
                The  principal  raw  materials used in the Data  Communications products are electronic components, which are readily available from various sources without undue difficulty. As life cycles for electronic components have shortened in recent years, the Company has had to redesign some circuit boards to satisfy the needs of current and past customers. At the present time, management does not expect this to significantly affect future product shipments.
                The  Data  Communications segment derived 40% of its net  sales from two customers in 2002 and 13% and 16% of its net sales from one customer in 2001 and 2000, respectively.
                ERI's  customer  base  includes  major  end-user  corporations,
          Network Service Providers, Wireless Service Providers, Internet Service Providers and systems integrators. There are many competitors in this market that is dominated by several large data communications companies, such as Adtran, Tellabs and Alcatel. The Company's strategy has been to target market niches with products that provide new features and packaging with attractive pricing.
                ERI initially built its business in the CSU/DSU market and also developed router technology products. In 1997, ERI introduced its multi-service access concentrator (DNX) family of products. ERI has expanded this product family and broadened its feature set and considers the DNX its flagship product. The DNX revenues represent approximately 89% of ERI's net sales for 2002. To properly capitalize on this market's opportunities, ERI has implemented aggressive marketing strategies and product development work and will continue to do so in a way that takes into account ERI's needs and the current economic environment.
               ERI markets the VIR Linear Switch products that consist of patch and testing equipment, often referred to as tech control products and test access equipment. These products are of varying complexity and are used to connect, switch, test and trouble shoot data lines in large computer installations.
                This segment derived approximately 28% and 13% of its net sales from international markets in 2002 and 2001, respectively, primarily from Asia Pacific and Europe. ERI will continue to pursue growth opportunities in markets outside the United States. The realization of future business from these opportunities could be adversely affected by currency fluctuations, social and political risks and changes in foreign economies.
                The  dollar  amount of unshipped order backlog at  the  end  of
          February 2003 and 2002 was $2.0 million and $3.0 million respectively. All orders are expected to be filled in the current year.
                This segment has redirected its sales and marketing efforts  to focus on markets for which its product line is well suited, including the wireless, enterprise, government and certain international markets. This segment has been successful in increasing its sales and operating income during 2002. Future sales in this segment have become increasingly dependent on larger sales opportunities that could result in the amount and timing of future revenue being more volatile.
                During  2002, ERI introduced the DNX-1u, which is  targeted  at
          Wireless Service Providers. This and prior product introductions have strengthened the DNX product line and contributed to the sales growth during 2002.

               Electronic Assemblies.

                Allen Integrated Assemblies (AIA), a division of Allen Organ Company, provides subcontract manufacture of electronic assemblies for outside customers. The Electronic Assemblies segment is an outgrowth of the technical skills and manufacturing capabilities developed by the Company for its Musical Instruments business. This segment accounted for 7% of 2002 net sales, 14% of 2001 net sales and 12% of net sales in 2000. AIA derived 73%, 82% and 76% of its net sales from three customers in 2002, 2001 and 2000, respectively.
                The Electronic Assemblies segment is very competitive with numerous manufacturers offering similar services. AIA customers are generally obtained from a geographic area located close to the Company.
                The dollar amount of the segment's unshipped order backlog at the end of February 2003 and 2002 was $721,000 and $529,000, respectively. All orders are expected to be filled in the current year.

               Audio Equipment.

                The Audio Equipment segment operates through Legacy Audio, Inc and Allen Audio, Inc. This segment accounted for 2% of net sales in 2002 and 3% of net sales in 2001 and 2000, respectively.
                The principal raw materials used in the segment's products are audio speakers, electronic components and wood, all of which are readily available from various sources without undue difficulty.
                The Audio Equipment segment is not dependent on any single or small group of customers, the loss of which would have a material adverse effect on the business
               Legacy Audio, Inc. (LAI) designs, manufactures and markets high-quality audio speaker cabinets for hi-fi stereo and home theater applications. It also markets electronic audio equipment, such as amplifiers, that are manufactured to its specifications by third party suppliers.
                The principal market for LAI's products is consumers for home use. The segment's products are mainly distributed through independent retail dealers and directly to end-users. This segment's business is not seasonal.
                LAI historically sold its products through direct marketing. Management believes that this method of distribution has limited its ability to penetrate the broader market. During 2001 the Company began implementing a plan to distribute its products through a more traditional dealer network. The Company has added independent retail dealers and will continue to do so in a conservative manner to build a quality dealer network. During this period LAI has been shifting marketing resources to the new method of distribution. In addition, the general economic slowdown has negatively affected sales.
                The high-end audio market is evolving from the traditional two-channel to the multi-channel market, which is utilized in home theater applications. LAI has developed and markets products specifically for these home theater applications.
                In August 2002, LAI closed its manufacturing facility in Springfield, Illinois and consolidated all production into the Company's manufacturing facility in Macungie, PA.
                LAI competes with several other high-end audio speaker cabinet manufacturers including Martin-Logan, Thiel, B&W, Celestion, and others.
                LAI is not dependent on any single, or small group, of customers. The dollar amount of the segment's unshipped order backlog at the end of February 2003 and 2002 was $106,000 and $244,000, respectively. All orders are expected to be filled in the current year.
               Allen Audio, Inc. (AAI) designs, manufactures and markets Public Address System products. AAI has developed a public address system mixer utilizing Digital Signal Processor (DSP) technology also used in the Allen digital organs. AAI has also developed a line of speaker cabinets for the public address field. These products are being distributed through dealers, primarily in the sound reinforcement business.

          General.

                The Company's working capital is sufficient to meet the normal expansion of inventory and receivables.
                The  Company  spent $7,782,571, $8,004,838, and  $7,340,209  in
          2002, 2001, and 2000, respectively, on research and development. The Company maintains an ongoing commitment to new product development and expects future expenditures for these activities to be comparable to the 2002 level.
                The  Company  and  its  subsidiaries employ  approximately  490 persons.
                The Company monitors its compliance with applicable federal, state, or local provisions with regard to the environment and implements procedures or modifies its equipment as necessary. The Company does not expect any significant capital additions in the coming year to maintain its compliance.

           Financial information about geographic areas.

                The Company does not own manufacturing or sales facilities in any foreign countries. See Note 14 to the Consolidated Financial Statements for additional information on export sales.
                Export sales are all made in US dollars and, based on customer credit information, are made either on open credit terms, under Letter of Credit or on a prepaid basis.
                The Company has established a Foreign Sales Corporation within the meaning of the Internal Revenue Code of 1986. This wholly-owned subsidiary is Allen Organ International, Inc., a Virgin Islands corporation.

           Available information.

               The Company files annual reports on Form 10-K, quarterly reports of Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the exchange Act with the Commission. The public may read and copy any materials filed with the Securities and Exchange Commission at their Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain this information by calling the Commission at 1-800-SEC-0330. The Securities and Exchange also maintains as Internet site that contains reports and other information statements and other information regarding electronic filers at www.sec.gov.

Item 2.   Properties

                The following sets forth the location, approximate square footage and use of the Company's operating locations by segment. Management believes that its facilities are generally suitable and adequate for its needs.

                                                                Approximate
          Location                 Square Footage                  Use
        Musical Instruments, Audio Equipment and Electronic Assemblies:
         Macungie, Pennsylvania        242,000     Administrative, research and
                                                  manufacturing facility. Owned
                                                  by Allen Organ Company.
                                                  Operating at approximately
                                                  80% capacity.


         Macungie,   Pennsylvania       27,000     International sales,
                                                  exhibition center, museum
                                                  and teaching facility. Houses
                                                  the sales offices for Musical
                                                  Instruments, Allen Audio and
                                                  Legacy Audio. Owned by  Allen
                                                  Organ Company.

        Data Communications:
         Moorestown,  New   Jersey      39,000    Administrative, sales and
                                                  research  facility.  Leased
                                                  until September 2005.

                During 2002, the Company's subsidiary, VIR, Inc., entered into an agreement to terminate the lease on its Southampton, Pennsylvania facility, which it had vacated in 2001.
                In October 2002, the Company's subsidiary, Legacy Audio, Inc., sold its manufacturing and sales facility located in Springfield, Illinois. See Note 21 to the Consolidated Financial Statements, for additional information.

Item 3.     Legal Proceedings

               There is no litigation requiring disclosure pursuant to Item 103 of Regulation S-K.

Item 4.   Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

                                    PART II

Item 5.     Market  for  the Registrant's Common Stock and Related  Stockholder
            Matters

                The Company's Class A voting shares are not registered pursuant to the Securities Exchange Act of 1934 and are not publicly traded. The Company's Class B non-voting stock trades on the NASDAQ Stock Market under the symbol AORGB.
               The high and low bid quotations for each quarter during the last two years as reported by NASDAQ Market Information System is as follows:

                  2002             High           Low
                  First Quarter $  35.18       $  30
                  Second Quarter   42.5           33.69
                  Third Quarter    41.25          37.4
                  Fourth Quarter   41.23          37

                  2001             High           Low
                  First Quarter    55             33
                  Second Quarter   39             31.75
                  Third Quarter    36.473         30.02
                  Fourth Quarter   33.5           30.4

                The Company has 7 Class A Shareholders and 250 Class B Shareholders of record as of March 20, 2003.
                During the past two fiscal years, the Company has declared dividends on both its class A and B shares as follows:

                  Record of Quarterly Dividends Paid in 2002

                  Record Date        Payable     Amount
                  Cash  2/15/2002    3/1/2002    $0.14
                  Cash  5/17/2002    5/31/2002   $0.14
                  Cash  8/16/2002    8/30/2002   $0.14
                  Cash  11/15/2002   11/29/2002  $0.14

                  Record of Quarterly Dividends Paid in 2001

                  Record Date        Payable     Amount
                  Cash  2/16/2001    3/2/2001    $0.14
                  Cash  5/18/2001    6/1/2001    $0.14
                  Cash  8/17/2001    8/31/2001   $0.14
                  Cash  11/16/2001   11/30/2001  $0.14

Item 6.   Selected Financial Data
                                  Years Ended December 31,
                    2002         2001        2000         1999        1998

Net Sales       $67,739,548  $60,490,513  $72,516,208  $58,018,742 $44,966,075
Net Income
 (Loss)         $ 2,685,357  $(4,083,810) $ 3,954,896  $ 2,884,488 $  (616,711)
Basis and
 diluted
 earnings (loss)
 per share      $      2.29  $     (3.49) $      3.38  $      2.46 $     (0.52)
Cash dividends
 per share      $      0.56  $      0.56  $      0.56  $      0.56 $      0.56
At Year End
 Total Assets   $73,362,868  $66,472,252  $80,807,742  $67,466,070 $61,989,953
 Long-Term Debt,
 net of current
 portion        $         0  $         0  $         0  $         0 $         0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources:
        The Company continues to maintain a strong financial position and high level of liquidity, which enables it to generate funds internally to meet
     operating  needs,  capital expenditures and short-term  obligations.   Key
     indicators of the Company's liquidity are presented below:
                                            December 31,
                                       2002             2001
          Working Capital          $41,551,688      $38,656,758
          Current Ratio               4.8 to 1         6.0 to 1
          Debt to Equity Ratio       0.30 to 1        0.18 to 1

        Cash flows provided by operating activities increased during 2002, as compared to 2001 and 2000 primarily due to higher operating income in the Data Communications segment, reductions in inventory in the Musical Instruments and Electronic Assemblies segments and income tax refunds.
        Cash flows provided by operating activities decreased during 2001 as compared to 2000, primarily due to operating losses incurred in the Data Communications segment.
        Cash flows used in investing activities during 2002 were used to purchase approximately $1,039,000, $188,000 and $672,000 of property and equipment in the Musical Instruments, Electronic Assemblies and Data Communications segments, respectively.
        Cash  flows  provided by investing activities during 2001 includes  the sale of more than $12,000,000 in short term investments to fund the repayment of ERI's bank loans. Cash flows were used to purchase approximately $529,000 and $736,000 of property and equipment in the Musical Instruments and Data Communications segments, respectively.
        Cash flows used in investing activities during 2000 were used to purchase approximately $3,157,000 in plant and equipment, including $2,148,000 for leasehold improvements and new computer, office and test equipment to support the growth of ERI.
        As indicated in Note 8 of the Consolidated Financial Statements, ERI had obtained bank financing to provide them with working capital as well as funds to repay $7,000,000 of ERI's inter-company loans due to Allen Organ Company. The proceeds of the term loan were invested in the Company's short-term investment accounts. During June 2001 ERI repaid all outstanding bank loans totaling $12,000,000 with funds provided by Allen Organ Company. The Company originally obtained these loans to give ERI financial autonomy as it explored strategic alternatives. As a result of changes in the financial markets, the Company decided to repay the outstanding loans to eliminate the costs related to this financing.

     Results of Operations:

     Sales and Operating Income
        Consolidated sales for 2002 increased $7,252,035 (12%) when compared to 2001, primarily due to higher sales in the Data Communications segment. Consolidated sales for 2001 decreased $12,025,695 (17%) when compared to 2000, primarily due to lower sales in the Data Communications segment, as well as in the Musical Instruments segment.

                                           December 31,
                                2002            2001            2000
        Net Sales
        Musical Instruments
         Domestic            $21,694,445     $20,616,513     $24,422,709
         Export                3,248,480       3,759,129       3,635,123
          Total               24,942,925      24,375,642      28,057,832

        Data Communications
         Domestic             26,107,275      22,567,298      25,556,745
         Export               10,428,899       3,342,587       7,764,597
          Total               36,536,174      25,909,885      33,321,342

        Electronic Assemblies
         Domestic              4,750,143       8,382,021       8,624,199

        Audio Equipment
         Domestic              1,441,084       1,603,650       2,323,865
         Export                   69,222         219,315         188,970
          Total                1,510,306       1,822,965       2,512,835

        Total                $67,739,548     $60,490,513     $72,516,208

        Income (Loss) from Operations
        Musical Instruments  $ 2,017,527     $ 2,184,321     $ 5,029,871
        Data Communications    2,105,802      (8,284,232)     (2,063,221)
        Electronic Assemblies   (401,165)        125,000       1,284,806
        Audio Equipment         (615,317)       (988,353)       (429,386)
         Total               $ 3,106,847     $(6,963,264)    $ 3,822,070

     Musical Instruments Segment

        The domestic sales for 2002 increased $1,077,932. While the order rate for 2002 was slightly lower than 2001, the 2002 sales were higher due to shipments made to customers against a higher order backlog. The 2001 decrease in domestic sales was the result of shipments in 2000 made against a higher order backlog. As discussed on page 3, the economic downturn may affect future order volume.
        Export sales were lower in 2002, as compared to the previous year, and approximately equal in 2001 and 2000. Certain foreign markets continue to be affected by unfavorable economic conditions. While the value of the US dollar compared to certain foreign currencies has decreased, there is a time lag before any such change can have an impact on export sales.
        In  recent  years  the Company has entered a different  subset  of  the organ market that includes the sale of its organ consoles and control electronics to customers that want to retain their wind-blown pipes. In the past, this market was served by pipe organ manufacturers and local pipe organ maintenance organizations. The Company's ability to produce both the wood cabinetry and digital electronics gives it an advantage in this market.
        Gross profit margins on sales were 29.5%, 30.1% and 36.5% for the years ended December 31, 2002, 2001 and 2000, respectively. The 2002 decrease was due to higher operating costs, primarily employee pension expense and lower absorption of fixed costs related to planned decreases in the level of inventory necessitating slightly lower levels of production. The decrease in gross profit in 2001, when compared to 2000, was a result of lower sales volume over which to absorb fixed costs and changes in product mix.
        Selling and advertising expenses remained relatively constant in 2002, 2001 and 2000. General and administrative expenses increased approximately $38,000 in 2002 when compared to 2001, which was approximately equal to 2000.
        Research and development expenses decreased approximately $29,000 in 2002 from 2001 and decreased approximately $25,000 in 2001 from 2000.
        Several of the Company's operating expenses continue to rise at significant rates including business insurances, medial insurance and pension expense. The Company's pension expense has increased due to lower investment returns realized in the Company's defined benefit pension plans. The Company has reduced its long-term rate of return assumption in both of its defined benefit pension plans due to lower projected future investment returns and expects that pension related costs will increase in future years.

     Data Communications Segment

        Domestic sales increased $3,539,977 in 2002, compared to the previous year, and decreased $2,989,447 in 2001 when compared to 2000. International sales increased $7,086,312 in 2002, compared to the previous year, and decreased $4,422,010 during 2001 when compared to 2000. The increase in international sales in 2002 was primarily from sales to one customer. The 2002 sales increased due to new product introductions and from redirecting the Company's sales and marketing efforts away from CLEC's to other Data Communications markets, for which its product line is well suited, including the wireless, enterprise, government and certain international markets. The 2001 sales decreased from 2000 due to a general slowdown in the world economy and a more significant industry-wide slowdown in Data Communications markets. Some of this segment's products had been sold to CLEC's, many of which had difficulty raising capital and became insolvent.
        Gross profit margins were 50%, 40% and 47% in 2002, 2001 and 2000, respectively. The 2002 increase is attributable to higher sales volume over which to absorb fixed costs and changes in product mix. Cost of goods sold for 2001 includes $1,539,000 of additional non-cash inventory valuation adjustments recorded at VIR, Inc. for slow moving and obsolete inventory associated with discontinued product lines. The result of these adjustments was to decrease the 2001 gross profit margin by 6% from 46% to 40%. The decrease in the 2001 gross profit margin from 2000, excluding the inventory valuation adjustments, was due to lower sales volume over which to absorb fixed costs and competitive pressures to lower selling prices of products. While the Company strives to maintain profit margins by developing products that offer desirable features, the industry is very competitive which often results in pricing changes to obtain and maintain market share.
        Selling expenses decreased approximately $654,000 in 2002 compared to 2001, and decreased approximately $1,123,000 in 2001 from 2000. These decreases are related to cost cutting measures initiated in the first half of 2001 due to the economic downturn. In addition, 2001 expenses decreased due to lower sales in 2001.
        Administrative expenses decreased approximately $21,000 in 2002 compared to 2001, and decreased approximately $347,000 in 2001 compared to 2000, from cost cutting measures initiated in the first half of 2001 due to the economic downturn.
        Research and development expenses were $6,352,909, $6,599,104 and $5,911,740 for the years ended December 31, 2002, 2001 and 2000, respectively. The 2002 decrease is primarily due to the combination of the VIR operations into ERI during the second half of 2001. The segment is committed to new product development and expects these expenditures to continue at approximately the same level in 2003.
        The combination of increased sales, higher gross margins and lower operating costs resulted in operating income of $2,105,802 during 2002 for this segment compared to an operating loss of $8,284,232 in 2001. The 2001 operating loss was negatively affected by inventory valuation adjustments, plant closing costs, and a charge to write down the goodwill and intangible assets of VIR totaling $3,469,000. Future sales visibility remains limited throughout the Data Communications market that ERI serves with many companies that buy equipment continuing to lower their capital expenditures for such equipment. These factors, along with continued uncertainty in completing sales to larger accounts, create significant uncertainty of operating results in future quarters.

     Electronic Assemblies Segment

        Sales decreased $3,631,878 and $242,178 in 2002 and 2001, respectively compared to the previous year. The segment's order rate decreased significantly beginning in the second half of 2001 as a result of the economic slowdown that has also affected the Company's contract manufacturing customers. The order rate is expected to continue at a lower level in future quarters. Because of this decrease in sales, the Company continues to take steps to reduce its costs at its Macungie, PA plant.
        Gross profit margin for 2002 was a loss of approximately $(61,000) (1%). Gross profit margins were 7.1% and 19.5% for 2001 and 2000, respectively. These decreases are the result of lower sales over which to absorb fixed costs.
        Selling, general and administrative expenses decreased approximately $52,000 in 2002 compared to 2001, and increased approximately $95,000 in 2001 compared to 2000. The segment continues its efforts to diversify its customer base and to improve its production capabilities to offer state of the art manufacturing services to its customers.

     Audio Equipment Segment

        Sales decreased $312,659 and $689,870 in 2002 and 2001, respectively, compared to the previous year. Legacy Audio has historically sold its products through a direct marketing program. Management believes that this method of distribution has limited its ability to penetrate the broader market. In 2002, Legacy began distributing its products through a more traditional dealer network. The Company has added independent retail dealers and will continue to do so in a conservative manner to build a quality dealer network. During this period, Legacy has been shifting marketing resources to the new method of distribution. In addition, the general economic slowdown has slowed the sales of some consumer goods. This has resulted in a decrease in direct sales that has not been offset by dealer sales.
        Gross profit margins were 22%, 12% and 43% for the years ended December 31, 2002, 2001 and 2000, respectively. The 2002 increase over the previous year was due to steps taken to reduce this segment's costs, including the consolidation of all manufacturing into the Macungie, PA plant. The 2001 decrease compared to 2000 is attributable to lower sales volume over which to absorb fixed costs.
        Selling, general and administrative costs decreased approximately $233,000 and $250,000 in 2002 and 2001, respectively, compared to the previous year, as a result of steps taken to reduce operating costs and because of Legacy Audio's switch to a dealer based selling model.
        The Company has developed a line of Public Address System products which it markets under the name Allen Audio. These products are sold through a dealer network, some of which are also organ dealers.

     Other Income (Expense)

        Investment income increased slightly for the year ended December 31, 2002 when compared to 2001 due to realized gains on investments and higher invested balances that offset lower rates of return on invested funds. Investment income for the year ended December 31, 2001 decreased when compared to 2000 due to lower invested balances. Interest expense was incurred in 2001 and 2000 on short-term bank financing related to ERI.
        The 2001 loss on the sale of property, plant & equipment includes approximately $158,000 of losses related to the disposition of property and equipment at VIR's Southampton, PA facility that was closed in September 2001.

     Income Taxes

        The effective tax rate (benefit) was 29.3%, (36.8%) and 22.4% in 2002, 2001 and 2000, respectively. The decrease in the 2002 effective tax rate is due to tax credits and other non-taxable items. The 2001 effective tax rate increased due to tax credits and other preference items increasing the benefit to the Company related to the 2001 loss.

     Significant Accounting Policies

        The  significant  accounting policies of the Company are  described  in
     Note 1 of the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.
        Certain accounting estimates and assumptions are particularly sensitive because of their significance to the consolidated financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company , which require significant estimates and assumptions, are described below.

          Carrying Value of Obsolete and Slow Moving Inventory: The Company has written down the value of inventory that may become obsolete or that will not be used in the normal course of business to its estimated net realizable value.

          Allowance  for  Doubtful  Accounts:   The  Company  has  recorded  an
          allowance for the estimated amount of accounts which may become uncollectible.

          Carrying  Value  of  Goodwill  and Intangible  Assets:   The  Company
          reviews the recoverability of its goodwill and intangible assets. Any impairment in value is charged against current operations.

          Realization of Deferred Income Tax Benefits: As discussed in Note 17 of the Consolidated Financial Statements, the Company has recorded valuation allowances related to the uncertainty of realizing certain state and federal net operating loss carryforwards.

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

     Contractual Obligations and Commercial Commitments

        Following is a summary of contractual obligations and other commercial commitments of the Company:

                                       Payments Due by Period
          Contractual
          Obligations        Total      Less than    1-3      4-5     After
                                         1 year     years    years   5 years
        Operating Leases    $868,606    $312,856   $555,750    $0        $0

                            Total    Amount of Commitment Expiration Per Period
        Other Commercial   Amounts    Less than     1-3       4-5      After
          Commitments     Committed    1 year      years     years    5 years

        Contingent
        Repurchase
        Commitments
        Related to
        Customer
        Financing
        Arrangements      $1,644,038  $1,644,038       $0      $0        $0

     Factors that May Affect Operating Results

        The statements contained in this report on Form 10-K that are not purely historical are forward looking statements within the meaning of
     Section  27A  of  the  Securities Act of  1933  and  Section  21E  of  the
     Securities  Exchange  Act  of  1934, including  statements  regarding  the
     Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's marketing and product development strategy and statements regarding future production capacity. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinions only as of the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2003. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.
        The Company has experienced and expects to continue to experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in global economics and financial markets, changes in the mix of products sold, market acceptance of the Company's and its customer's products, competitive pricing pressures, global currency valuations, the availability of electronic components that the Company purchases from suppliers, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses and fluctuations in manufacturing yields. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

     New Accounting Standards

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation using Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees," and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in the Company's consolidated financial statements.
        Effective  January  1,  2002,  the  Company  adopted  SFAS   No.   142.
     Accordingly, no amortization of goodwill was recognized in the accompanying consolidated financial statements of operations for the year ended December 31, 2002, compared to $52,666 and $129,627 for the years ended December 31, 2001 and 2000, respectively. In accordance with the provisions of SFAS No. 142, management has performed the required transitional impairment test of goodwill and has determined that no impairment loss need be recognized in the year ended December 31, 2002. As required by SFAS No. 142, prior results have not been restated. A reconciliation of the previously reported net income (loss) and earning
     (loss) per common share for the years ended December 31, 2001 and 2000, as if SFAS No. 142 had been adopted as of January 1, 2000, is as follows:
                                                     December 31,
                                                  2001          2000
           Reported net (loss) income         $(4,083,810)   $3,954,896
           Add back: Goodwill amortization,
            net of related tax effect              32,165        79,612
           Adjusted net (loss) income         $(4,051,645)   $4,034,508

           Basic and diluted (loss) earnings
            per share, as reported            $     (3.49)   $     3.38
           Impact of goodwill amortization,
            net of tax                               0.03          0.07
           Adjusted basic and diluted (loss)
            earnings per share                $     (3.46)   $     3.45

        During   2002  the  FASB  issued.  SFAS  146,  "Accounting  for   Costs
     Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's consolidated financial statements.

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

Item 8.    Financial Statements and Supplemental Data

        The information required by this Item is set forth on pages 15 through 34 hereto and is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no reportable events as described in Item 304(b).

KPMG
4905 Tilghman Street
Allentown, PA 18104

                      INDEPENDENT AUDITORS' REPORT


The Board of Directors
 and Stockholders
Allen Organ Company


      We have audited the accompanying consolidated balance sheets of Allen Organ Company and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows and the related financial statement schedule for each of the years in the three year period ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allen Organ Company and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/KPMG LLP
Allentown, PA
February 28, 2003

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                     ASSETS                               2002         2001
CURRENT ASSETS
 Cash                                                 $ 4,515,189  $ 4,449,998
 Investments including accrued interest                17,176,750   11,609,416
 Accounts receivable, net of allowance for
  doubtful accounts of $502,209 in 2002
  and $350,492 in 2001                                 12,184,564    9,947,842
 Inventories                                           16,223,682   17,297,157
 Prepaid income taxes                                     161,071    1,106,214
 Prepaid expenses                                         318,943      386,421
 Deferred income taxes                                  1,992,694    1,561,138
  Total Current Assets                                 52,572,893   46,358,186

PROPERTY, PLANT AND EQUIPMENT, NET                     10,857,494   11,491,549

OTHER ASSETS
 Note receivable from related party                     2,397,291    1,997,107
 Cash value of life insurance                           2,273,163    2,173,566
 Deferred income taxes                                  3,422,448    2,022,725
 Intangible assets, net                                 1,628,964    2,218,504
 Goodwill, net                                            194,523      194,523
 Other assets                                              16,092       16,092
  Total Other Assets                                    9,932,481    8,622,517
   Total Assets                                       $73,362,868  $66,472,252

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                     $ 5,688,967  $ 2,750,251
 Accrued expenses                                       2,638,258    1,973,154
 Customer deposits                                      2,693,980    2,978,023
  Total Current Liabilities                            11,021,205    7,701,428

NONCURRENT LIABILITIES
 Deferred and other noncurrent liabilities              1,028,785      707,769
 Accrued pension costs                                  5,006,546    1,748,040
  Total Noncurrent Liabilities                          6,035,331    2,455,809
   Total Liabilities                                   17,056,536   10,157,237

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, par value $1 per share
 Authorized
  Class A Voting Shares-400,000 in 2002 and 2001
  Class B Non-Voting Shares-3,600,000 in 2002 and 2001
 Issued      2002              2001
  Class A   127,232 shares;   127,232 shares              127,232      127,232
  Class B 1,410,761 shares; 1,410,761 shares            1,410,761    1,410,761
 Capital in excess of par value                        12,961,610   12,903,610
 Retained earnings                                     57,267,763   55,237,713
 Accumulated other comprehensive loss                  (3,460,463)  (1,374,300)
 Less cost of common shares in treasury
  2002-43,368 Class A shares;324,565 Class B shares   (12,000,571)
  2001-43,368 Class A shares;324,304  Class B shares               (11,990,001)
   Total Stockholders' Equity                          56,306,332   56,315,015
    Total Liabilities and Stockholders' Equity        $73,362,868  $66,472,252

          See accompanying notes to Consolidated Financial Statements.

              ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                                               Years Ended December 31,
                                          2002           2001          2000

NET SALES                             $67,739,548    $60,490,513   $72,516,208
COSTS AND EXPENSES
 Cost of sales                         41,963,839     41,707,417    43,730,716
 Selling, administrative and
  other expenses                       14,886,291     15,811,522    17,623,213
 Research and development               7,782,571      8,004,838     7,340,209
 Plant closure costs                         --          530,000          --
 Impairment of goodwill and intangibles      --        1,400,000          --
  Total Costs and Expenses             64,632,701     67,453,777    68,694,138

INCOME (LOSS) FROM OPERATIONS           3,106,847     (6,963,264)    3,822,070

OTHER INCOME (EXPENSE)
 Investment income                        716,335      1,018,162     1,542,347
 Interest expense                            --         (315,083)     (320,942)
 Loss on sale of property, plant
  and equipment                           (55,184)      (175,358)      (58,288)
 Other income, net                         28,359         25,008        20,414
 Minority interests in
  consolidated subsidiaries                  --          (33,275)       68,295
   Total Other Income                     689,510        519,454     1,251,826

INCOME (LOSS) BEFORE TAXES              3,796,357     (6,443,810)    5,073,896

PROVISION FOR TAXES
 Current                                1,669,000     (1,168,000)    1,736,000
 Deferred                                (558,000)    (1,192,000)     (617,000)
  Total Provision for Taxes             1,111,000     (2,360,000)    1,119,000

NET INCOME (LOSS)                     $ 2,685,357    $(4,083,810)  $ 3,954,896

OTHER COMPREHENSIVE INCOME (LOSS),
 NET OF TAX
 Unrealized gain (loss) on
  investments:
  Unrealized gain (loss) arising
   during period                      $   132,305    $  (138,420)  $  (171,313)
  Less:  reclassified adjustment
   for (loss) gain included in
   income                                 (97,186)       (41,153)      (11,097)
    Total                                  35,119       (179,573)     (182,410)
 Minimum pension liability
  adjustment                           (2,121,282)    (1,334,717)         --
Other comprehensive loss               (2,086,163)    (1,514,290)     (182,410)

COMPREHENSIVE INCOME (LOSS)           $   599,194    $(5,598,100)  $ 3,772,486

BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                            $      2.29    $     (3.49)  $      3.38


  See accompanying notes to Consolidated Financial Statements.

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                      Common Stock                   Capital
                                                                     in
                                Class A               Class B        Excess of
                           Shares     Amount     Shares     Amount   Par Value

Balance-December 31, 1999  127,232   $127,232  1,410,761 $1,410,761 $12,758,610
Balance-December 31, 2000  127,232    127,232  1,410,761  1,410,761  12,758,610
 Tax benefit from
  exercise of subsidiary
  stock options                                                         145,000
Balance-December 31, 2001  127,232    127,232  1,410,761  1,410,761  12,903,610
 Tax benefit from
  exercise of subsidiary
  stock options                                                          58,000
Balance-December 31, 2002  127,232   $127,232  1,410,761 $1,410,761 $12,961,610


                                        Accumulated
                                        Other
                            Retained    Comprehensive       Treasury Stock
                            Earnings    Income (Loss)    Shares       Amount

Balance-December 31, 1999  $56,677,650 $   322,400      367,282   $(11,974,962)
Net income                   3,954,896
Reacquired Class B Shares                                    96         (3,732)
Change in unrealized
 gain on securities
 available for sale                       (182,410)
Cash dividend paid
 ($0.56 per share)            (655,544)
Balance-December 31, 2000   59,977,002     139,990      367,378    (11,978,694)

Net loss                    (4,083,810)
Reacquired Class B Shares                                   156         (6,891)
Reacquired Class A Shares                                   138         (4,416)
Change in unrealized
 gain (loss) on securities
 available for sale                       (179,573)
Minimum pension liability
 adjustment                             (1,334,717)
Cash dividend paid
 ($0.56 per share)            (655,479)
Balance-December 31, 2001   55,237,713  (1,374,300)     367,672    (11,990,001)

Net income                   2,685,357
Reacquired Class B Shares                                   261        (10,570)
Change in unrealized
 gain (loss) on securities
 available for sale                         35,119
Minimum pension liability
 adjustment                             (2,121,282)
Cash dividend paid
 ($0.56 per share)            (655,307)
Balance-December 31, 2002  $57,267,763 $(3,460,463)     367,933   $(12,000,571)

         See accompanying notes to Consolidated Financial Statements.

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Years Ended December 31,
                                            2002          2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                       $2,685,357   $(4,083,810)  $3,954,896
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities
 Depreciation and amortization            2,801,512     2,974,898    2,519,496
 Minority interest in consolidated
  subsidiaries                                 --          33,275      (68,295)
 Loss from impairment of goodwill and
  intangibles                                  --       1,400,000          --
 Loss on sale of property, plant and
  equipment                                  55,184       175,358       58,288
 Gain on sale of investments               (156,248)      (65,635)     (17,684)
 Tax benefit from exercise of stock
  options                                    58,000       145,000          --
 Deferred income taxes                     (518,984)   (1,296,667)    (711,566)
 Change in assets and liabilities
  Accounts receivable                    (2,236,722)      337,817      158,771
  Inventories                             1,073,475     3,201,673   (3,050,201)
  Prepaid income taxes                      945,143    (1,092,242)     (13,972)
  Prepaid expenses                           67,478       (82,079)     (17,204)
  Prepaid pension costs                    (175,071)      126,006      (36,548)
  Other assets                                 --           2,500       22,548
  Accounts payable                        2,938,716      (697,868)    (145,589)
  Accrued income taxes                         --            --       (683,133)
  Accrued expenses                          665,104      (842,948)     888,946
  Customer deposits                        (284,043)      (13,605)   1,406,432
  Deferred and other noncurrent
   liabilities                              321,016       397,753      130,101
 Net Cash Provided by Operating
  Activities                              8,239,917       619,426    4,395,286

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash proceeds from sale of investments
  classified as available for sale       30,633,381    18,682,314    9,908,680
 Cash paid for purchase of investments
  classified as available for sale      (36,009,348)   (5,711,291) (15,118,347)
 Increase in cash value of life
  insurance                                 (99,597)     (138,699)    (313,370)
 Increase in note receivable               (400,184)     (440,386)    (445,574)
 Additions to intangible assets             (89,386)     (156,243)    (906,700)
 Cash proceeds from sale of property,
  plant and equipment                       319,155        11,250      100,206
 Cash paid for purchase of property,
  plant and equipment                    (1,898,586)   (1,458,233)  (3,157,814)
 Net Cash (Used In) Provided by
  Investing Activities                   (7,544,565)   10,788,712   (9,932,919)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from bank loans                      --       3,300,000    8,700,000
 Repayment of bank loans                       --     (12,000,000)        --
 Dividends paid in cash                    (655,307)     (655,479)    (655,544)
 Reacquired Class A common shares              --          (4,416)        --
 Reacquired Class B common shares           (10,570)       (6,891)      (3,732)
 Subsidiary company stock reacquired
  from minority stockholders                   --        (400,055)        --
 Proceeds from sale of subsidiary stock      35,716        96,333         --
 Net Cash (Used in) Provided by
  Financing Activities                     (630,161)   (9,670,508)   8,040,724

NET INCREASE IN CASH                         65,191     1,737,630    2,503,091

CASH, JANUARY 1                           4,449,998     2,712,368      209,277

CASH, DECEMBER 31                        $4,515,189    $4,449,998   $2,712,368

            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

 Cash paid (refunded) for income taxes   $  750,008    $ (218,816)  $2,535,061
 Cash paid for interest                  $     --      $  315,084   $  320,942

The above changes in assets and
 liabilities excludes the following
 adjustments related to the minimum
 pension liability.
  Accumulated other comprehensive income $2,121,282    $1,334,717   $     --
  Deferred income tax benefits            1,312,295       794,019         --
  Accrued pension costs                  (3,433,577)   (2,128,736)        --

         See accompanying notes to Consolidated Financial Statements.

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 Background and Significant Accounting Policies
     Background:
        Allen  Organ  Company  and  Subsidiaries  (Company)  operate  in   four
     industry segments: Musical Instruments, Data Communications, Electronic Assemblies, and Audio Equipment. See Note 21 for additional information on the operating activities of each segment.

     Principles of Consolidation:
        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (Allen Audio, Inc., Allen Diversified, Inc., Legacy Audio, Inc.) and majority-owned subsidiary (Eastern Research, Inc.). In addition, the Company has other inactive, wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

     Use of Estimates:
        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Investments:
        The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date.

     Accounts Receivable Reserve:
         The Company records an allowance for uncollectible accounts receivable based on historical loss experience, customer payment patterns and current economic trends. Management reviews the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increases or decreases the reserve.

     Inventories:
        Inventories  are  valued  at the lower of  cost  or  market.   Cost  is
     determined using the first-in, first- out (FIFO) method for substantially all inventories.

     Property, Plant and Equipment:
        Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful asset lives using both straight-line and accelerated methods for financial reporting and accelerated methods for tax reporting purposes.

     Goodwill and Intangible Assets:
        Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.
        Prior to January 1, 2002, goodwill was amortized to expense on a straight-line basis over various periods of 5-20 years. The carrying value of goodwill was reviewed for possible impairment whenever events or changes in circumstances indicated that an impairment might exist.
        Intangible assets represent identifiable assets such as customer lists, developed technology and trademarks acquired in connection with the purchase of the Company's subsidiaries. Intangible assets are amortized on a straight-line basis over various periods generally from 5 - 20 years and are presented net of accumulated amortization of $3,024,517 and $2,381,307 at December 31, 2002 and 2001 respectively.
        The carrying value of goodwill and intangible assets for each business is continually reviewed to assess its recoverability from future operations, based on future cash flows (undiscounted) expected to be generated by such operations. Any impairment in value indicated by the assessment would be computed based on discounted cash flows and charged against current operations.

     Revenue Recognition:
        The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

     Research and Development and Advertising:
        Research and development and advertising expenditures are charged to expense as incurred. Research and development expenses are separately disclosed in the consolidated statements of operations while advertising costs were $333,695, $440,757, and $505,170 in 2002, 2001 and 2000,
     respectively.

     Income Taxes:
        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Financial Instruments:
        Financial instruments that potentially subject the Company to credit risk consist principally of short-term investments and trade receivables. The Company places substantially all of its investments in mutual funds holding federal, state and local government obligations and, by policy, limits the amount of credit exposure in any one investment. The Company's Musical Instruments segment sells most of its products through established dealer networks. The Data Communications segment sells most of its products direct to customers, to distributors worldwide and to a lesser extent under OEM agreements with other data communications companies. The credit risk associated with related receivables is limited due to the large number of dealers and distributors and their geographic dispersion.

     Reclassifications:
        Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

     New Accounting Standards:
        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation using Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees," and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in the Company's consolidated financial statements.
        Effective  January  1,  2002,  the  Company  adopted  SFAS   No.   142.
     Accordingly, no amortization of goodwill was recognized in the accompanying consolidated financial statements of operations for the year ended December 31, 2002, compared to $52,666 and $129,627 for the years ended December 31, 2001 and 2000, respectively. In accordance with the provisions of SFAS No. 142, management has performed the required transitional impairment test of goodwill and has determined that no impairment loss need be recognized in the year ended December 31, 2002. As required by SFAS No. 142, prior results have not been restated. A reconciliation of the previously reported net income (loss) and earning
     (loss) per common share for the years ended December 31, 2001 and 2000, as if SFAS No. 142 had been adopted as of January 1, 2000, is as follows:
                                                     December 31,
                                                  2001         2000
      Reported net (loss) income              $(4,083,810)  $3,954,896
      Add back: Goodwill amortization, net of
       related tax effect                          32,165       79,612
      Adjusted net (loss) income              $(4,051,645)  $4,034,508

      Basic and diluted (loss) earnings
       per share, as reported                 $     (3.49)  $     3.38
      Impact of goodwill amortization, net of
       tax                                           0.03         0.07
      Adjusted basic and diluted (loss)
       earnings per share                     $     (3.46)  $     3.45

        During 2002 the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's consolidated financial statements.

     Stock-Based Compensation:
        The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25,
     Accounting for Stock Issued to Employees. Since the Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, it has elected only to comply with the disclosure requirements set forth in the Statements (see Note 19).
        Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, as amended by SFAS No. 148, net income (loss) and earnings per share would have been decreased as follows:

                                            2002          2001         2000
       Net income (loss)
        As reported                      $2,685,357   $(4,083,810)  $3,954,896
        Deduct: Total stock-based
        employee compensation expense
        determined under fair value based
        method for all awards, net
        of related tax effects              (69,374)      (39,447)    (134,238)
       Pro forma                         $2,615,983   $(4,123,257)  $3,820,658

       Earnings (loss) per share
           As reported                        $2.29        $(3.49)       $3.38
           Pro forma                          $2.23        $(3.52)       $3.26

        The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating the fair value of options granted under the Allen Organ Company stock option plan:

          Assumptions
           Dividend yield                 1.40%
           Risk-free interest rate        2.50%
           Expected life                7 years
           Expected volatility              10%

NOTE 2  Investments

       The cost and fair value of investments in debt and equity securities are as follows:


                                             Gross         Gross
                                Amortized  Unrealized    Unrealized     Fair
                                   Cost      Gains         Losses       Value

      December 31, 2002
      Available for sale
      Equity securities         $  39,310   $    --     $  5,139    $    34,171
      Mutual Funds
       Short Term Gov't Funds   2,218,717        620       7,931      2,211,406
       Municipal  Bond Funds   14,891,036      9,612         --      14,900,648
       Equity Funds                34,929        --        4,404         30,525
      Totals                  $17,183,992   $ 10,232    $ 17,474    $17,176,750

      December 31, 2001
      Available for sale
      Equity securities       $   129,310   $    --     $ 92,000    $    37,310
      Mutual Funds
       Short Term Gov't Funds   6,602,414    158,818         --       6,761,232
       Municipal  Bond Funds    4,137,455     62,906         --       4,200,361
       Equity Funds               803,440      4,020     196,947        610,513
      Totals                  $11,672,619   $225,744    $288,947    $11,609,416

        Marketable debt securities have an average contractual maturity of approximately 1 year or less.
        Realized gains and losses are determined based on the original cost of these investments using a first-in, first-out method. During 2002, 2001 and 2000, sales proceeds and gross realized gains and losses on securities classified as available for sale were:

                                  2002           2001          2000

     Sales proceeds           $30,633,381    $18,682,314    $9,908,680

     Gross realized losses    $   379,804    $   216,546    $   37,974

     Gross realized gains     $   536,052    $   282,181    $   55,658

        The change in net unrealized holding gains on securities available for sale of $55,961, $283,786, and $276,948, net of deferred tax expense of $20,842, $104,213, and $94,538, has been included in other comprehensive income in stockholders' equity for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 3 Inventories
                                                  December 31,
                                               2002         2001
           Finished goods                  $ 5,064,803  $ 4,720,318
           Work in process                   5,707,215    6,249,775
           Raw materials                     5,451,664    6,327,064
            Total                          $16,223,682  $17,297,157

NOTE 4 Property, Plant and Equipment
                                                                    Estimated
                                               December 31,          Useful
                                             2002         2001        Lives
           Land and improvements         $ 2,369,298  $ 2,407,298    10 yrs
           Buildings and improvements      9,030,910    9,000,465    2 - 40 yrs
           Machinery and equipment        10,855,793   10,481,698    5 - 10 yrs
           Office furniture and equipment  4,886,443    4,548,093    3 - 8  yrs
           Vehicles                          186,187      163,411    4 yrs
            Sub-total                     27,328,631   26,600,965
           Less accumulated depreciation  16,471,137   15,109,416
            Total                        $10,857,494  $11,491,549

           Depreciation   expense   charged  to  operations   was   $2,158,302,
       $2,303,209 and $1,897,715 in 2002, 2001 and 2000, respectively.

NOTE 5 Note Receivable
           The Company has entered into two split-dollar life insurance agreements with its President, who is the insured and owner of the policies. The policy owner is required to pay the portion of the premiums equal to the value of the economic benefit determined in accordance with applicable IRS Revenue Rulings. The Company pays the balance of the net premiums, which approximates $450,000 annually.
           The agreements provide that the Company shall be entitled to recover the amount of premiums paid out of the built up cash value upon termination of the agreement or out of the proceeds upon the death of the insured. As security for repayment, the Company is a collateral assignee of the policy to the extent of any such unreimbursed premiums. The Company is also secured by the personal obligation of its President. The note receivable exceeds the cash surrender value of these policies by approximately $445,000 and $450,000 at December 31, 2002 and 2001, respectively. However, the Company's President has an adequate level of personal net assets to cover these amounts.

NOTE 6 Intangible Assets
           Intangible assets subject to amortization are as follows:
                                        As of December 31, 2002
                             Gross Carrying  Accumulated   Weighted Average
                                 Amount      Amortization  Amortization Period

       Customer Lists          $  105,679   $   82,015       7 years
       Unpatented Technology    4,269,406    2,862,463       7 years
       Trademarks                 278,396       80,039      20 years
        Total                  $4,653,481   $3,024,517

           Amortization  expense was $643,210, $671,689 and $621,781  in  2002,
       2001 and 2000, respectively. Estimated amortization expense for the next five years is as follows:

              2003                   $ 636,251
              2004                     405,935
              2005                     121,465
              2006                      63,214
              2007                      27,789

           Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were recorded in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. For intangible assets identified as having indefinite useful lives, the Company was required to test those intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment was measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. The results of this analysis did not require the Company to recognize an impairment loss.

NOTE 7 Plant Closure Costs and Impairment Charges
        During 2001 the Company recorded a charge to operating expenses of $1,400,000 related to the impairment in the value of goodwill and intangibles which arose in connection with the previous acquisition of a company. This write down was attributable to the downturn in the data communications industry in which the company operated, the combination of this company into another subsidiary and closure of the company's facility, all of which reduced expectations of future cash flows.
        In connection with the consolidation of the operations of these two subsidiaries and the closure of one plant, the Company recorded a charge of $530,000 (including employee severance and benefits for nineteen employees and other exit costs). All of these costs were paid by December 31, 2002.

NOTE 8 Notes Payable - Bank
           In June 2000 Eastern Research, Inc. (ERI) obtained a term loan and revolving line of credit from a bank. During June 2001 ERI repaid all outstanding bank loans totaling $12,000,000 with funds provided by Allen Organ Company.

NOTE 9 Accrued Expenses
                                                         December 31,
                                                      2002        2001
           Accrued salaries and commissions        $1,930,782  $1,386,646
           Accrued plant closing costs                 --         140,700
           Other                                      707,476     445,808
             Total                                 $2,638,258  $1,973,154

NOTE 10    Deferred and Other Noncurrent Liabilities
                                                              December 31,
                                                           2002        2001
           Deferred compensation expense (see Note 15)  $  848,785   $ 587,769
           Other noncurrent liabilities                    180,000     120,000
             Total                                      $1,028,785   $ 707,769

NOTE 11    Warranty Costs
           The Company provides a warranty covering manufacturing defects for certain of its products for varying lengths of time. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The activity in the warranty accrual during the year ended December 31, 2002 is summarized as follows:

          Accrual at beginning of year                  $240,000
          Additions charged to warranty expense          223,086
          Claims paid and charged against the accrual   (163,086)
          Accrual at end of year                        $300,000

NOTE 12    Commitments and Contingencies
           As of December 31, 2002, the Company is contingently liable for a maximum amount of approximately $1,644,000 in connection with the financing arrangements of certain customers.
           Under the terms of an agreement with the wife of the late Chairman and principal shareholder of the Company, the Company may be required to purchase within eight months of her death, at the option of her personal representative, an amount of Class B Common Shares then owned by her or includable in her estate for Federal Estate Tax purposes sufficient to pay estate taxes and costs, subject to the limitations of Section 303 of the Internal Revenue Code. At December 31, 2002, the shareholder owned or would have includable in her estate 262,882 shares of Class B Common Stock. The Company's obligation under this agreement is limited to the insurance proceeds to be received by the Company on life insurance purchased on the life of the shareholder, which policy has a face value of $6,000,000.
           The Company's Data Communications segment leases its offices and production facility under non-cancelable operating leases which expire at various dates through August 2005. Legacy Audio, Inc. leases warehouse space under a non-cancelable operating lease which expires in July 2003. Rent expense for all Company operating leases was $413,733, $495,816 and $440,971 in 2002, 2001 and 2000, respectively. Minimum annual rent payments for the operating leases are as follows:

            2003                          $312,856
            2004                           314,438
            2005                           241,312
             Total                        $868,606

NOTE 13    Accumulated Other Comprehensive Loss
                                                            December 31,
                                                          2002         2001
           Unrealized loss on investments, net        $    (4,464)   $ (39,583)
           Minimum pension liability adjustment        (3,455,999)  (1,334,717)
             Total                                    $(3,460,463) $(1,374,300)

NOTE 14    Export Sales
           In 2002, 2001 and 2000, net sales by the Musical Instruments segment include export sales, principally to Canada, Europe and the Far East of $3,248,480, $3,759,129, and $3,635,123, respectively. Net
       sales   by   the  Data  Communications  segment  include  export   sales
       principally to Europe and Asia Pacific of $10,428,899 for 2002, $3,342,587 for 2001, and $7,764,597 for 2000. Net sales by the Audio
       Equipment segment include export sales principally to Europe and the Far East of $69,222 for 2002, $219,315 for 2001 and $188,970 for 2000.

NOTE 15    Retirement Plans
           The Company sponsors two noncontributory defined benefit pension plans which cover substantially all of its employees. Salaried plan benefits are generally based on the employee's years of service and compensation levels. Hourly plan benefits are based on various monthly amounts for each year of credited service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time. Plan assets are comprised principally of cash equivalents at December 31, 2002 and cash equivalents, U.S. Government obligations, fixed income securities, and equity securities at December 31, 2001 and 2000.
           Following are reconciliations of the pension benefit obligation and the value of plan assets:

                                        2002            2001           2000
      Pension benefit obligation
      Balance, beginning of year    $16,112,915     $15,194,233    $15,065,101
      Service cost                      393,927         353,266        324,423
      Interest cost                   1,085,299       1,055,508      1,024,441
      Benefits paid to
      participants                   (1,117,494)     (1,012,126)      (976,612)
      Increase (decrease) due to
       changes in data/assumptions      993,779         522,034       (243,120)
         Balance, end of year       $17,468,426     $16,112,915    $15,194,233

      Plan assets
      Fair value, beginning of year $13,398,564     $15,689,627    $17,477,871
      Actual investment returns      (1,663,508)     (1,278,937)      (811,632)
      Company contributions             852,041            --             --
      Benefits paid to
       participants                  (1,072,753)     (1,012,126)      (976,612)
         Fair value, end of year    $11,514,344     $13,398,564    $15,689,627

           The funded status of the plans is as follows:
                                                       December 31,
                                         2002             2001         2000
      Excess of the value of plan
       assets over the
       benefit obligation            $(5,954,082)     $(2,714,351)    $495,394
      Unrecognized net transition
       asset                                --               --        (72,012)
      Unrecognized net actuarial
       loss                            6,509,847        3,095,047       83,320
      Adjustment to recognize
       minimum liability              (5,562,313)      (2,128,736)        --
      (Accrued) prepaid benefit
       cost                          $(5,006,548)     $(1,748,040)    $506,702

           The adjustment to recognize the minimum pension liability of $5,562,313 net of deferred tax benefit of $2,106,314, has been included in other comprehensive income (loss) in stockholders' equity at December 31, 2002.
           The following weighted-average rates were used in determining the above plan information:

      Discount rate on the benefit obligation    6.25%      6.75%       7.00%
      Rate of return on plan assets              7.00%      8.00%       8.00%
      Rate of long-term compensation increase    5.00%      6.00%       6.00%

           Pension expense is comprised as follows:
                                              2002         2001        2000

      Service cost                         $  393,927   $  353,266   $ 324,423
      Interest cost                         1,085,299    1,055,508   1,024,441
      Expected return on plan assets       (1,036,157)  (1,210,756) (1,357,306)
      Amortization of net gain from
       prior periods                          133,903         --       (29,421)
      Amortization of unrecognized
       prior service cost                        --           --        73,323
      Amortization of transition asset           --        (72,012)    (72,008)
        Net pension cost                   $  576,972   $  126,006   $ (36,548)

           The foregoing net amounts regarding the pension benefit obligation and the value of plan assets are based on a combination of both overfunded and underfunded plans. The aggregate amounts relating to underfunded plans are as follows:
                                                     December 31,
                                            2002          2001         2000
      Projected benefit obligation      $17,468,426   $16,112,915   $8,078,231
      Accumulated benefit obligation     16,520,892    15,146,604    7,167,545
      Fair value of plan assets          11,514,344    13,398,564    7,827,166

           The Company provides a 401(k) deferred compensation and profit sharing plan for the benefit of eligible employees. The plan allows eligible employees to defer a portion of their annual compensation, pursuant to Section 401(k) of the Internal Revenue Code. Profit-sharing contributions to the plan are discretionary as determined by the Company's board of directors. The Company contributions were $85,658, $248,650 and $125,374 to the plans in 2002, 2001 and 2000, respectively.
           The Company provides supplemental executive retirement plans (deferred compensation) for three of its officers. These plans provide for discretionary company contributions, which vest over a five year period, accrue interest at the prime rate, not to exceed 9%, and are payable upon the executive's death or retirement.

NOTE 16    Investment Income
                                                     December 31,
                                            2002        2001         2000
       Interest Income                    $ 550,697   $ 910,144    $1,109,751
       Dividend Income                        9,390     173,653       414,912
       Gain (Loss) on Sale of Investments   156,248     (65,635)       17,684
        Total                             $ 716,335  $1,018,162    $1,542,347

NOTE 17    Income Taxes
           The provision for income taxes consists of the following:
                 2002                    2001                       2000
        Currently               Currently                  Currently
        Payable     Deferred    Payable       Deferred     Payable     Deferred

Federal $1,252,000  $(456,000)  $(1,347,000) $(1,014,000) $1,392,000 $(251,000)
State      417,000   (102,000)      179,000     (178,000)    344,000  (366,000)
 Total  $1,669,000  $(558,000)  $(1,168,000) $(1,192,000) $1,736,000 $(617,000)

           A reconciliation of the provision for income taxes with the statutory rate follows:
                       2002                2001                 2000
 Statutory provision
  for federal
   income tax       $1,291,000  34.0%  $(2,180,000)  (34.0)%  $1,702,000  34.0%
 State taxes, net
  of federal tax
   benefits            143,000   3.8      (549,000)   (8.6)      (14,000) (0.3)
 Tax credits          (311,000) (8.2)     (363,000)   (5.7)     (325,000) (6.5)
 Tax-exempt income     (64,000) (1.7)      (96,000)   (1.5)     (106,000) (2.1)
 Exempt income of
  foreign sales
   corporation        (136,000) (3.6)     (100,000)   (1.6)     (151,000) (3.0)
 Other items, net       18,000   0.5        28,000     0.4        13,000   0.3
 Effect of change
  in valuation
  allowance of deferred
  tax assets:
   Federal             105,000   2.8       350,000     5.4          --      --
   State                65,000   1.7       550,000     8.6          --      --
    Total           $1,111,000  29.3% $(2,360,000)  (36.8)%  $1,119,000  22.4%

           The following temporary differences give rise to the net deferred tax asset at December 31, 2002 and 2001.

                                                        2002           2001
     Deferred Tax Assets
      Excess of book depreciation/amortization
       over tax depreciation/amortization            $  479,305     $  328,155
      Excess of book over tax pension expense         1,831,377        652,031
      Loss on investments not recognized
       for tax purposes                                  36,839         23,434
      Deferred compensation not recognized
       for tax purposes                                 330,424        226,047
      Net operating loss carry forwards               1,876,210      1,743,391
      Other liabilities                                 477,412        247,466
      Reserve for bad debts                             194,586        131,943
      Inventory reserve                               1,358,989      1,231,396
       Sub-total                                      6,585,142      4,583,863
      Valuation Allowance                            (1,170,000)    (1,000,000)
           Total Deferred Tax Assets                 $5,415,142     $3,583,863

         Deferred taxes are included in the Company's financial statements as follows:
                                                      2002           2001
             Current deferred tax asset            $1,992,694     $1,561,138
             Non-current deferred tax asset         3,422,448      2,022,725
               Total deferred tax asset            $5,415,142     $3,583,863

           At December 31, 2002, the Company has available approximately $2,315,000 of unused federal and $17,949,000 of unused state net operating loss carry forwards that may be applied against future taxable income and that expire in various years from 2004 to 2022. The Company has a valuation allowance of $1,170,000 for the deferred tax assets related to the uncertainty of realizing state net operating loss carry forwards and federal net operating losses of a subsidiary not included in the consolidated federal income tax return.

NOTE 18    Earnings Per Share
           Earnings per share were computed using 1,170,191 shares in 2002, 1,170,480 shares in 2001, and 1,170,618 shares in 2000, the weighted average number of shares outstanding during each year. Outstanding stock options were not included in computing earnings per share because their effect was antidilutive.

NOTE 19    Stock Option Plans
           In  July  2002,  the  Company established  an  employee  stock-based
       compensation plan to assist in attracting and retaining personnel.   The
       maximum number of the Company's Class B shares that may be issued under the plan approximates a 9% interest in the Company. Options are issued at the fair market value on the date of grant. The maximum term of the options is 10 years, and generally vest equally over 4 years.
           As  of  December 31, 2002, total options issued represent 1% of  the shares currently outstanding. Vested options represent 0.2% of the currently outstanding shares.
           Following is a summary of the activity under the plan during the year ended December 31, 2002:
                                                           Weighted
                                                           Average
                                             Number of     Exercise
                                              Shares       Price
          Outstanding at beginning of year     --         $   --
          Granted                             12,000        39.00
          Exercised                            --             --
          Forfeited                            --             --
          Outstanding at end of year          12,000       $39.00

          Weighted average fair value of
           options  granted  during the year               $ 5.03

           Following is a summary of the status of options outstanding at December 31, 2002:

                   Options Outstanding                 Options Exercisable
                     Weighted Avg.
                      Remaining     Weighted Avg.
Exercise   Number     Contractual     Exercise     Number       Weighted Avg.
 Price    Outstanding    Life          Price     Exercisable    Exercise Price

 $39.00     12,000      9.56 years     $39.00       2,400           $39.00

           Eastern Research, Inc. (ERI) also provides an employee stock-based compensation plan to assist in attracting and retaining personnel. The maximum number of subsidiary shares that may be issued under the plan approximates a 15% interest in the subsidiary. Options are generally issued at the estimated fair market value. The maximum term of the options is 6 years, and generally vest equally over 4 years.
           As of December 31, 2002, total options issued represents 13% of the ERI shares currently outstanding. Vested options consist of 10% of the currently outstanding shares of ERI.
           ERI recognized compensation expense of $59,375 in both 2002 and 2001 and $29,687 in 2000 related to options granted with an exercise price less than the fair market value on the date of grant.
           See Note 1 for the pro forma effects on net income (loss) and earnings per share had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, as amended by SFAS No. 148.

NOTE 20    Related Party Transactions
           A member of the Company's Board of Directors is a principal in firms providing legal and financial advisory services. Legal fees paid were $45,851, $75,094 and $131,543 in 2002, 2001 and 2000, respectively. Financial advisory fees paid were $6,000, $11,753 and $63,546 in 2002, 2001 and 2000, respectively.

NOTE 21     Industry Segment Information
           The Company's operations are classified into four industry segments: Musical Instruments, Data Communications, Electronic Assemblies, and Audio Equipment. The Musical Instruments segment is comprised of operations principally involved in the design, manufacture, sale and distribution of electronic keyboard musical instruments, primarily digital organs and related accessories. Musical instruments are sold primarily to retail dealers worldwide.
           The Data Communications segment is involved in the design, sale and distribution of data communications equipment. Data communications products are sold direct to customers and distributors worldwide and under OEM agreements with several customers.
           The Electronic Assemblies segment is involved in the manufacture, sale and distribution of electronic assemblies for outside customers used primarily as control devices and other circuitry in their products. Subcontract assembly services are provided primarily to industrial concerns in Pennsylvania and New Jersey.
           The Audio Equipment segment is involved in the design, manufacture, sale and distribution of high quality speaker cabinets and related equipment for hi-fi stereo and home theater applications. Legacy's products are sold worldwide primarily through independent retail dealers and to a lesser extent directly to individual customers. The Company, through its subsidiary Allen Audio, Inc., designs, markets and sells through distributors a line of Public Address system products, which have been targeted at small to mid-sized churches, auditoriums and similar customers.
           Intersegment sales are generally priced at cost plus a percentage mark-up, and are generally marginally less than prices which would be charged for the same product to unaffiliated customers. Intersegment sales are excluded from net sales reported in the accompanying consolidated statements of income. Identifiable assets by segment are those assets that are used in the Company's operations within that segment. General corporate assets consist principally of cash and short-term investments.
           The Electronic Assemblies segment derived 73%, 82% and 76% of its revenues from three customers in 2002, 2001 and 2000, respectively. The Data Communications segment derived 40% of its net sales from two customers in 2002 and 13% and 16% of its net sales from one customer in 2001 and 2000, respectively. The Company's Musical Instrument and Audio Equipment segments are not dependent on any single customer.
           In October 2002, Legacy Audio, Inc. sold its manufacturing plant located in Springfield, Illinois for $285,000 (net of selling expenses) and recognized a gain on the sale of approximately $7,000. Legacy ceased operations at this facility effective August 31, 2002 and consolidated all of its production into the Company's manufacturing facility in Macungie, PA.
           Following is a summary of segmented information for 2002, 2001 and 2000.

                                                     December 31,
                                            2002          2001         2000
       Net Sales to Unaffiliated Customers
        Musical Instruments             $24,942,925   $24,375,642  $28,057,832
        Data Communications              36,536,174    25,909,885   33,321,342
        Electronic Assemblies             4,750,143     8,382,021    8,624,199
        Audio Equipment                   1,510,306     1,822,965    2,512,835
         Total                          $67,739,548   $60,490,513  $72,516,208

       Intersegment Sales
        Musical Instruments             $   435,915   $    91,820  $   294,146
        Data Communications                    --         193,664      120,712
        Electronic Assemblies               131,540        79,651       15,577
        Audio Equipment                      88,909        87,777       35,563
         Total                          $   656,364   $   452,912  $   465,998

       Income (Loss) from Operations
        Musical Instruments             $ 2,017,527   $ 2,184,321  $ 5,029,871
        Data Communications               2,105,802    (8,284,232)  (2,063,221)
        Electronic Assemblies              (401,165)      125,000    1,284,806
        Audio Equipment                    (615,317)     (988,353)    (429,386)
         Total                          $ 3,106,847   $(6,963,264) $ 3,822,070

       Identifiable Assets
        Musical Instruments             $17,301,133   $17,664,908  $18,693,577
        Data Communications              25,868,894    19,596,306   31,011,641
        Electronic Assemblies             2,373,162     3,377,712    4,444,349
        Audio Equipment                   1,623,546     2,795,550    2,658,110
         Sub-total                       47,166,735    43,434,476   56,807,677
        General corporate assets         26,196,133    23,037,776   24,000,065
         Total                          $73,362,868   $66,472,252  $80,807,742

        Capital Expenditures
         Musical Instruments            $ 1,037,338   $   528,998  $   837,828
         Data Communications                670,320       736,538    2,297,046
         Electronic Assemblies              188,487       188,272        5,320
         Audio Equipment                      2,441         4,425       17,620
          Total                         $ 1,898,586   $ 1,458,233  $ 3,157,814

        Depreciation and Amortization
         Musical Instruments            $   759,689   $   690,084  $   683,673
         Data Communications              1,864,921     2,093,476    1,632,861
         Electronic Assemblies              126,321       113,027      120,750
         Audio Equipment                     50,581        78,311       82,212
          Total                         $ 2,801,512   $ 2,974,898  $ 2,519,496

        Income Tax Expense (Benefit)
         Musical Instruments            $ 1,240,000   $ 1,186,000  $ 1,984,000
         Data Communications                138,000    (3,565,000)  (1,156,000)
         Electronic Assemblies             (152,000)       47,000      484,000
         Audio Equipment                   (115,000)      (28,000)    (193,000)
          Total                         $ 1,111,000   $(2,360,000) $ 1,119,000

NOTE 22     Quarterly Financial Data (Unaudited)

                  First       Second       Third        Fourth
         2002    Quarter      Quarter      Quarter      Quarter      Total
Net Sales      $15,977,488  $17,403,733  $15,705,708  $18,652,619  $67,739,548
Gross Profit     6,628,428    7,158,583    5,755,644    6,233,054   25,775,709
Net Income         931,539    1,009,634      528,362      215,822    2,685,357
Earnings per Share    0.80         0.86         0.45         0.18         2.29

         2001
Net Sales      $13,259,398  $15,119,294  $15,385,870  $16,725,951  $60,490,513
Gross Profit     3,381,851    3,890,162    5,173,502    6,337,581   18,783,096
Net (Loss)
 Income         (2,625,492)  (1,565,281)    (263,425)     370,388   (4,083,810)
(Loss) Earnings
 per Share           (2.24)       (1.34)       (0.23)        0.32        (3.49)

         2000
Net Sales      $16,808,032  $18,931,735  $17,850,297  $18,926,144  $72,516,208
Gross Profit     6,953,628    7,751,695    6,891,620    7,188,549   28,785,492
Net Income         869,852    1,356,195      658,528    1,070,321    3,954,896
Earnings per Share    0.74         1.16         0.56         0.91         3.38

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.

                 (a)            Identification of Directors
                                                               Time Period
                              Date Term                         Position
Name                           Expires       Age  Position         Held

Steven Markowitz             Next Annual     49   Director     Since 1980
                           Meeting in 2003
Eugene Moroz (1)             Next Annual     79   Director     Since 1968
                           Meeting in 2003
Leonard W. Helfrich          Next Annual     73   Director     1964 - 1968
                           Meeting in 2003                     and 1972 to
                                                               present
Orville G. Hawk (1)          Next Annual     85   Director     Since 1989
                           Meeting in 2003
Albert F. Schuster           Next Annual     83   Director     Since 1989
                           Meeting in 2003
Martha Markowitz             Next Annual     81   Director     Since 1991
                           Meeting in 2003
Jeffrey L. Schucker (1)      Next Annual     48   Director     Since July
                           Meeting in 2003                     1996
Ernest Choquette             Next Annual     49   Director     Since April
                           Meeting in 2003                     1998
Michael F. Doyle             Next Annual     48   Director     Since April
                           Meeting in 2003                     2001


   (1)  Audit Committee member.

           (b)  Identification of Executive Officers.
                                                                 Time Period
                              Date Term                          Position
Name                           Expires       Age  Position          Held
Steven Markowitz             Next Annual     49   President       1990 to
                           Meeting in 2003                        present
Barry J. Holben              Next Annual     50   Vice President  October 1995
                           Meeting in 2003                        to present
Dwight A. Beacham            Next Annual     56   Vice President  October 1995
                           Meeting in 2003                        to present
Nathan S. Eckhart            Next Annual     39   Vice President, May 1996
                           Meeting in 2003        Treasurer,      to present
                                                  Secretary

           (c)  Identification of Certain Significant Employees.

                       Not applicable.

           (d)  Family Relationships.

                        Except  for Martha Markowitz and Steven  Markowitz,
                  who are mother and son, there is no family relationship between any officers or directors of the Company.


           (e)  Business Experience.

                             (1)   Steven  Markowitz, Barry Holben,  Dwight
                       Beacham and Nathan Eckhart, have been employees of the Company in executive capacities for at least the last five years.
                                  Mr. Moroz was employed by the Company for
                       over 50 years, having last held the position of Vice President. He retired from active employment in May 1998 and continues to serve on the Board of Directors.
                                  Mr.  Helfrich was employed by the Company
                       for nearly 40 years as Vice President-Finance and Secretary before retiring in March 2000 and continues to serve on the Board of Directors.
                                  Mr.  Hawk, who has been retired more than
                       five (5) years, was formerly Chairman of the Board and President of First National Bank of Allentown.
                                 Mr. Schuster is a church director of music
                       and prior to his retirement more than five (5) years ago was a supervisor at Bethlehem Steel Corporation.
                                  Mrs.  Markowitz  is the widow  of  Jerome
                       Markowitz, the Company's founder, and she represents the family's interest in the Company.
                                  Mr.  Schucker  is  a  Vice  President  at
                       National Penn Bank. Prior to joining the bank, he worked as an investment banker at various firms including Managing Director with Griffin Financial Group, President of Middle Market Capital Advisors, L.L.C. (MMCA) and Vice President of Meridian Capital Markets.
                                 Mr. Choquette has been a member of the law
                       firm of Stevens & Lee, Reading PA, for over 20 years and currently serves as Co-Chairman of their Corporate Group. Stevens & Lee serves as general counsel to the Company.
                                  Mr.  Doyle is President of the  Company's
                       subsidiary Eastern Research, Inc. Prior to joining ERI in May of 1997, Mr. Doyle had 20 years experience in the data communications industry including positions at Infotron Systems, Inc., Dowty Communications, Inc., Teleos Communications, Inc. and Madge Networks, Inc.

           (f)    Involvement  in  Certain  Legal   Proceedings   by
                  Directors or Officers.

                       None.

           (g)  Compliance with Section 16(a) of the Exchange Act.

                       No transaction required to be reported.

Item 11.    Executive Compensation.
                 Deleted paragraphs and/or columns are not applicable.

           (b)  SUMMARY COMPENSATION TABLE:
                                                        Long Term
                                              Compen- Compensation All Other
                                      Annual  sation   Securities    Compen-
                                      Salary  Bonus    Underlying    sation
Name and Principal Position     Year    $       $       Options(#)      $

Steven A. Markowitz, President  2002  147,855    -           -       20,969 (1)
(Chief Executive Officer)       2001  140,616    -           -       48,739
                                2000  135,923    -           -       42,322

Dwight A. Beacham,              2002  101,918    -         4,000     12,049 (2)
Vice President - Product        2001   99,209    -           -        8,985
 Development                    2000   96,085    -           -        3,513

Barry J. Holben,                2002  104,008    -         4,000     12,049 (2)
Vice President - Sales          2001   99,964    -           -        8,985
                                2000   95,969    -           -       11,780

Nathan S. Eckhart,              2002  102,823    -         4,000      9,527 (2)
Vice President - Finance,       2001   99,586    -           -       13,699
(Treasurer and Secretary)       2000   95,241    -           -        8,308

(1)-Value of split dollar life insurance policy. See Note 12 to the accompanying Consolidated Financial Statements for additional information on this arrangement.
(2)-Value of vested deferred compensation earned under supplemental executive retirement plans. See Note 15 to the accompanying Consolidated Financial Statements for additional information on these arrangements.

           (c)  OPTION GRANTS IN LAST FISCAL YEAR:
                                                            Grant Date
                 Individual Grants in 2002                  Present Value

                  Number of       % of Total
                  Securities      Options                                (1)
                  Underlying      Granted to     Exercise    Expir-  Grant Date
 Name              Options        Employees        Price      ation    Present
                   Granted (#)    in Fiscal Year      $        Date    Value $

Dwight A. Beacham    4,000         33.3%          $39.00    7/25/2012  $20,000
Barry J. Holben      4,000         33.3%          $39.00    7/25/2012  $20,000
Nathan S. Eckhart    4,000         33.3%          $39.00    7/25/2012  $20,000

(1) The grant date present value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. See Notes 1 and 19 to the accompanying Consolidated Financial Statements for additional information.
There were no stock options exercised during 2002.

           (f)  Defined Benefit or Actuarial Plan Disclosure.

                   Estimated annual benefit obtained from 2002 Actuarial Valuation Report:

                  Steven A. Markowitz      $64,702        Age 49 (1)
                  Dwight A. Beacham        $31,937        Age 56 (1)
                  Barry J. Holben          $36,234        Age 50 (1)
                  Nathan S. Eckhart        $53,180        Age 39 (1)

                 (1) Amount shown is calculated from prior compensation to date and estimated compensation to normal retirement age (65).

           (g)  Compensation of Directors:

                                  Non-employee directors receive  $450  for
                  each Board and committee meeting attended plus reasonable expenses in connection with attendance. Employee directors receive no additional compensation for their services as a director.

           (h)        Employment Contracts and Termination  of
                  Employment and Change in Control Arrangements:

                                  There are no employment contracts between
                  the Company and any of the Company's executive officers. The Company has established an Executive Bonus Program in the form of executive supplemental retirement plans for the benefit of Mr. Beacham, Mr. Holben and Mr. Eckhart. These plans provide for discretionary Company contributions, which vest over a five year period, accrue interest at the prime rate, not to exceed 9%, and are payable upon the executives death or retirement.

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


Item 12.     Security Ownership of Certain Beneficial Owners and Management

           (a) Voting securities of the registrant owned of record or beneficially by each person who owns of record, or is known by the registrant to own beneficially, more than five percent of
             any   class  of  such  securities.   Class  A  Common   Shares
             constitute   the   only   securities   with   voting   rights.
             Information as of February 28, 2003.
                                          Amount and
                                          Nature of
            Names and           Title of  Beneficial   % of
            Addresses             Class   Ownership    Class
            Jerome Markowitz        A     81,531       97.22%
            Trust (2)                     (1)
            821 N. 30th St.
            Allentown, PA

               (1)  Sole voting and investment power

               (2) The shares are held by Trustees under an Inter Vivos Trust established by Mr. Markowitz, who died in February 1991, for the benefit of his family, principally his widow, Martha Markowitz. The Trustees are Steven Markowitz, President and a Director of the Company, and Martha Markowitz, a Director of the Company.

           (b) Each class of equity securities of the registrant or any of its parents or subsidiaries, other than directors' qualifying shares, beneficially owned directly or indirectly by all directors naming them and directors and officers of the registrant, as a group, without naming them. Information as of December 31, 2002.

                                                    Percent  Percent
                                        Nature of    of       of
                 Class     Class        Beneficial Class    Class
Directors          A         B          Ownership    A        B

Steven Markowitz     58                 (1) (3)      .07 %
                           13,562       (1) (3)               1.25%
                81,531*                 (2) (4)    97.22 %
                          242,016*      (2) (4)              22.28%

Eugene Moroz                6,290       (1) (3) as
                                        to 6,290
                            6,000       (2) (4) as
                                        to 6,000              1.13%

Leonard W. Helfrich           293       (2) (4)                .03%

Orville G. Hawk                50       (2) (4)                .005%

Martha Markowitz           20,866       (1) (3)               1.92%
                81,531*                 (2) (4)    97.22 %
                          242,016*      (2) (4)              22.28%


                                                    Percent  Percent
All Directors                                        of       of
and Officers        Class     Class                 Class    Class
as a Group            A         B                     A        B

     7            81,589**  289,077**               97.29%** 26.61%


              (1)   Sole voting power
              (2)   Shared voting power
              (3)   Sole investment power
              (4)   Shared investment power

                     * Shares owned by the Jerome Markowitz Trust for which Martha Markowitz and Steven Markowitz, Co-Trustees, have shared voting and investment power, and of which Martha Markowitz is the primary beneficiary and Steven Markowitz is one of the residuary beneficiaries.

                    **   The shares held by the Jerome Markowitz Trust are
                  not duplicated in the totals for the Class A and Class B
                  Shares.

      (c)       Changes in Control.  Not applicable.
      (d) Securities authorized for issuance under equity compensation plans:

     Plan category     Number of           Weighted-average    Number of
                       securities to be    exercise price of   securities
                       issued upon         outstanding         remaining
                       exercise of         options, warrants   available for
                       outstanding         and rights          future issuance
                       options, warrants                       under equity
                       and rights                              compensation
                                                               plans (excluding
                                                               securities
                                                               reflected in
                                                               column (a))
                          (a)                 (b)                (c)
     Equity
     compensation
     plans approved
     by security
     holders             12,000             $39.00              88,000

     Equity
     compensation
     plans not
     approved by
     security
     holders               --                 --                  --

     Total               12,000             $39.00              88,000

Item 13.    Certain Relationships and Related Transactions

            See Note 12 to the Consolidated Financial Statements concerning an agreement between the Company and Martha Markowitz, a Director of the Company.
            Ernest Choquette, a member of the Company's Board of Directors, is a principal in firms providing legal and financial advisory services. Legal fees paid were $45,851, $75,094 and $131,543 in 2002, 2001 and 2000, respectively. Financial advisory fees paid were $6,000, $11,753 and $63,546 in 2002, 2001 and 2000, respectively.

Item 14.    Controls and Procedures

            Within ninety days prior to filing this report, the Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with of submitted to the Securities and Exchange Commission. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                  PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
            (a)  (1)  Financial Statements
                       The  following consolidated financial statements  of
                 Allen  Organ Company and its subsidiaries are included  in
                 Part II, Item 8:

                      Independent Auditors' Reports.
                      Consolidated Balance Sheets as of December 31,  2002
                       and 2001.
                      Consolidated Statements of Income for the years ended
                       December 31, 2002, 2001, and 2000.
                      Consolidated Statement of Stockholders'  Equity  for
                       the years ended December 31, 2002, 2001, and 2000.
                      Consolidated Statements of Cash Flows for the  years
                       ended December 31, 2002, 2001, and 2000.
                      Notes to Consolidated Financial Statements.

                      The   individual   financial  statements   of   the
                 Registrant's subsidiaries have been omitted, as they are all included in the Consolidated Financial Statements referred to above.

                 (a)  (2) Financial Statement Schedules
                       Schedule II.  Valuation and Qualifying Accounts  for
                        the three years ended December 31, 2002.
                       Schedules   other  than   those
                        listed  above  are  omitted  because  they   are
                        either  not required, are not applicable or  the
                        required   information  is  presented   in   the
                        Consolidated Financial Statements.

                 (a)  (3) Exhibits
                      Exhibit No.    Description
                      2(4)      Plan of acquisition
                      3.1(1)    Articles of Incorporation as amended
                      3.2(2)    Bylaws, as amended
                      10.1(7)   Allen Organ Company Stock Option Plan
                      10.2(3)   Agreement of Amendment between the Company
                                and Martha Markowitz
                      10.3(5)   Executive Bonus Program  and Endorsement
                                Split  Dollar  Life   Insurance Agreements
                                between the Company  and  Dwight A.  Beacham,
                                Nathan S. Eckhart and Barry  J. Holben
                      21        Subsidiaries of the registrant
                      99.1(6)   Audit Committee Charter
                      99.2      Certification  Pursuant  to   18
                                U.S.C. Section 1350, as Adopted Pursuant  to
                                Section  906  of the Sarbanes-Oxley  Act  of
                                2002
                      99.3      Certification  Pursuant  to   18
                                U.S.C. Section 1350, as Adopted Pursuant  to
                                Section  906  of the Sarbanes-Oxley  Act  of
                                2002

                     1. Incorporated by reference to the exhibit filed with the Registrants Annual Report on Form
                          10-K for the year ended December 31, 1984.
                     2. Incorporated by reference to the exhibit filed with the Registrants Quarterly Report on Form 10-Q for the period ended September 30, 1996.
                     3. Incorporated by reference to the exhibit filed with the Registrants Annual Report on Form
                          10-K for the year ended December 31, 1992.
                     4. Incorporated by reference to the exhibit filed with the Registrants Current Report on Form 8-K dated August 1, 1995.
                     5. Incorporated by reference to the exhibit filed with the Registrants Quarterly Report on Form 10-Q for the period ended September 30, 1999.
                     6. Incorporated by reference to the exhibit filed with the Registrants Annual Report on Form 10-K for the year ended December 31, 2000.
                     7. Incorporated by reference to the exhibit filed with the Registrants Quarterly Report on Form 10-Q for the period ended September 30, 2002.

                 (b) Reports on Form 8-K. None filed during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ALLEN ORGAN COMPANY



Date:  March 24, 2003                /s/STEVEN A. MARKOWITZ
                                     Steven A. Markowitz
                                     Chief Executive Officer,
                                     President and Director




Date:  March 24, 2003                /s/NATHAN S. ECKHART
                                     Nathan S. Eckhart
                                     Vice President-Finance,
                                     Chief Financial and
                                     Principal Accounting Officer




Date:  March 24, 2003                /s/LEONARD W. HELFRICH
                                     Leonard W. Helfrich
                                     Director



Date:  March 24, 2003                /s/MARTHA MARKOWITZ
                                     Martha Markowitz
                                     Director

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Steven Markowitz, certify that:
1.   I have reviewed this annual report on Form 10-K of Allen Organ
  Company;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/STEVEN A. MARKOWITZ
Steven Markowitz
Chief Executive Officer
March 24, 2003

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Nathan S. Eckhart, certify that:
1.   I have reviewed this annual report on Form 10-K of Allen Organ
  Company;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/NATHAN S. ECKHART
Nathan S. Eckhart
Chief Financial Officer
March 24, 2003

     Allen Organ Company and Subsidiaries

     Schedule II - Valuation and Qualifying Accounts

     For the Years Ended December 31, 2002, 2001 and 2000



                                            Additions
                                 Additions  Charged      Write
                    Balance at   Charged      to          Offs      Balance
                    Beginning     to         Other        And       at End
    Description      Of Year     Expense    Accounts   Recoveries   Of Year


  Year Ended
   December 31, 2002
  Allowance for
   Doubtful
    Accounts       $ 350,492      $234,117    $   -     $ (82,400) $  502,209
  Valuation
   Allowance
   Deferred Tax
   Asset           1,000,000       170,000        -         -       1,170,000

  Year Ended
   December 31, 2001
  Allowance for
   Doubtful
   Accounts        $ 428,791      $ 96,259    $   -     $(174,558) $  350,492
  Valuation
   Allowance
   Deferred Tax
   Asset             100,000       900,000        -          -      1,000,000

  Year Ended
   December 31, 2000
  Allowance for
   Doubtful
   Accounts        $ 300,823      $174,034    $   -     $ (46,066) $  428,791
  Valuation
   Allowance
   Deferred Tax
   Asset             194,000            -         -       (94,000)    100,000