Form 10-Q
period 2003-03-31
ALLEN ORGAN CO
filed 2003-05-08
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

      (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934
      For Quarter Ended March 31, 2003

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

                          Yes   X       No ______

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.
                          Yes _____     No   X

Number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2003:

                    Class A - Voting          83,864 shares
                    Class B - Non-voting   1,072,696 shares

                            ALLEN ORGAN COMPANY

                                   INDEX

Part I  Financial Information

   Item 1.Financial Statements
          Consolidated Condensed Statements of Income for the three months ended March 31, 2003 and 2002

          Consolidated Condensed Balance Sheets at March 31, 2003 and December 31, 2002

          Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2003 and 2002

          Notes to Consolidated Condensed Financial Statements

   Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
   Item 3.Quantitative and Qualitative Disclosures About Market Risk.
   Item 4.Controls and Procedures

Part II    Other Information
   Item 6.Exhibits and Reports on Form 8-K

   Signatures
   Certifications
   Exhibits

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)


                                                Three Months Ended March 31,
                                                    2003           2002

         Net Sales                               $13,874,464    $15,977,488

         Costs and Expenses
           Costs of sales                          8,599,510      9,349,060
           Selling, general and administrative     3,467,966      3,509,633
           Research and development                1,930,495      1,967,117
            Total costs and expenses              13,997,971     14,825,810

         (Loss) Income from Operations              (123,507)     1,151,678

         Interest and Other Income                   103,699        141,861

         (Loss) Income Before Taxes                  (19,808)     1,293,539

         Income Taxes                                    --         362,000

         Net (Loss) Income                       $   (19,808)   $   931,539

         Basic and Diluted (Loss)
           Earnings Per Share                         $(0.02)         $0.80

         Weighted Average Shares Used in
           Per Share Calculation                   1,170,160      1,170,321

         Dividends Per Share - Cash                    $0.14          $0.14

         Total Comprehensive (Loss) Income       $   (22,322)   $   922,233




                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     March 31,     Dec 31,
                     ASSETS                            2003         2002
                                                    (Unaudited)   (Audited)
Current Assets
  Cash                                             $ 4,431,785   $ 4,515,189
  Investments Including Accrued Interest            17,234,514    17,176,750
  Accounts Receivable, net of reserves of
   $558,753 and $502,209, respectively               8,192,349    12,184,564
  Inventories:
     Raw Materials                                   5,143,849     5,451,664
     Work in Process                                 5,629,460     5,707,215
     Finished Goods                                  5,183,024     5,064,803
      Total Inventories                             15,956,333    16,223,682
  Prepaid Income Taxes                                   --          161,071
  Prepaid Expenses                                     644,237       318,943
  Deferred Income Taxes                              1,993,777     1,992,694
     Total Current Assets                           48,452,995    52,572,893
Property, Plant and Equipment                       27,504,001    27,328,631
  Less Accumulated Depreciation                    (16,903,968)  (16,471,137)
     Net Property, Plant and Equipment              10,600,033    10,857,494
Other Assets
  Note Receivable from Related Party                 2,397,291     2,397,291
  Cash Value of Life Insurance                       2,273,163     2,273,163
  Deferred Income Taxes                              3,422,448     3,422,448
  Intangible Assets, net                             1,543,307     1,628,964
  Goodwill, net                                        194,523       194,523
  Other Assets                                          15,000        16,092
     Total Other Assets                              9,845,732     9,932,481
     Total Assets                                  $68,898,760   $73,362,868

          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Accounts Payable                                 $ 1,324,373   $ 5,688,967
  Accrued Income Taxes                                  33,175        --
  Other Accrued Expenses                             2,621,523     2,638,258
  Customer Deposits                                  2,435,092     2,693,980
     Total Current Liabilities                       6,414,163    11,021,205
Noncurrent Liabilities
  Deferred and Other Noncurrent Liabilities          1,107,850     1,028,785
  Accrued Pension Costs                              5,256,545     5,006,546
     Total Noncurrent Liabilities                    6,364,395     6,035,331
     Total Liabilities                              12,778,558    17,056,536

STOCKHOLDERS' EQUITY
  Common Stock   2003              2002
     Class A   127,232 shares;   127,232 shares        127,232       127,232
     Class B 1,410,761 shares; 1,410,761 shares      1,410,761     1,410,761
  Capital in Excess of Par Value                    12,961,610    12,961,610
  Retained Earnings
     Balance, Beginning                             57,267,763    55,237,713
     Net (Loss) Income                                 (19,808)    2,685,357
     Dividends - Cash 2003 and 2002                   (163,808)     (655,307)
     Balance, End                                   57,084,147    57,267,763
  Accumulated Other Comprehensive Loss              (3,462,977)   (3,460,463)
                                                    68,120,773    68,306,903
  Treasury Stock
     2003-43,368 Class A shares;
          324,565 Class B shares                   (12,000,571)        --
     2002-43,368 Class A shares;
          324,565 Class B shares                         --      (12,000,571)
     Total Stockholders' Equity                     56,120,202    56,306,332
     Total Liabilities and Stockholders' Equity    $68,898,760   $73,362,868

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                              Three Months Ended March 31,
                                                    2003          2002
  CASH FLOWS FROM OPERATING ACTIVITIES
   Net(loss) income                             $  (19,808)     $ 931,539
   Adjustments to reconcile net (loss) income
   to net cash provided by operating activities
     Depreciation and amortization                 606,069        715,946
     Deferred income taxes                          (1,083)           684
   Change in assets and liabilities
     Accounts receivable                         3,992,215      1,095,189
     Inventories                                   267,349       (532,806)
     Prepaid income taxes                          161,071        246,820
     Prepaid expenses                             (325,294)      (206,518)
     Other assets                                    1,092           --
     Accounts payable                           (4,364,594)      (155,324)
     Accrued income taxes                           33,175           --
     Other accrued expenses                        (16,735)       230,918
     Customer deposits                            (258,888)      (107,452)
     Accrued pension costs                         249,999       (120,043)
     Deferred and other noncurrent liabilities      79,065         80,254
       Net Cash Provided by Operating Activities   403,633      2,179,207

  CASH FLOW FROM INVESTING ACTIVITIES
     Increase in note receivable                      --         (400,184)
     Net additions to plant and equipment         (189,545)      (281,168)
     Additions to goodwill and intangible assets  (194,656)        (2,780)
     Net purchase of short term investments        (60,278)       (96,624)
       Net Cash Used In Investing Activities      (444,479)      (780,756)

  CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of subsidiary
      stock options                                121,250          2,040
     Dividends paid in cash                       (163,808)      (163,845)
       Net Cash Used In Financing Activities       (42,558)      (161,805)

  NET (DECREASE) INCREASE IN CASH                  (83,404)     1,236,646

  CASH, BEGINNING                                4,515,189      4,449,998

  CASH, ENDING                                  $4,431,785     $5,686,644

            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
  Cash paid (refunded) for:
     Income Taxes                               $ (194,246)    $  115,180

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Interim Financial Statements
   In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows. All such adjustments are of a normal recurring nature. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.
   Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K.

2. Stock-Based Compensation
   The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25,
   Accounting  for  Stock Issued to Employees.  Since the  Company  is  not
   required   to   adopt  the  fair  value  based  recognition   provisions
   prescribed under Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, it has elected only to comply with the disclosure requirements set forth in the Statements.
   Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, as amended by SFAS No. 148, net (loss) income and earnings per share would have been decreased as follows:
                                                 Three Months Ended March 31,
                                                     2003          2002
         Net (loss) income
           As reported                             $(19,808)    $ 931,539
           Total stock-based employee
           compensation benefit (expense) determined
           under fair value based method for all
           awards, net of related tax effects        11,790       (17,344)
             Pro forma                              $(8,018)    $ 914,195

         (Loss) Earnings per share
           As reported                             $  (0.02)    $    0.80
           Pro forma                               $  (0.01)    $    0.78

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

3. Warranty Costs
   The Company provides a warranty covering manufacturing defects for certain of its products for varying lengths of time. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The activity in the warranty accrual during the three months ended March 31, 2003 is summarized as follows:

       Accrual at January 1, 2003                   $ 300,000
       Additions charged to  warranty expense          30,443
       Claims paid and charged against the accrual    (15,443)
       Accrual at March 31, 2003                    $ 315,000

4. Earnings Per Share
   Outstanding stock options were not included in computing earnings per share because their effect was antidilutive as the exercise price of the options was above the average trading price of the underlying stock. Options excluded were 12,000 for the three months ended March 31, 2003 at a weighted average exercise price of $39.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
    Cash flows from operating activities decreased during the three month period ended March 31, 2003, primarily due to lower operating income in the Musical Instruments and Data Communications segments. Cash flows from operating activities during the three months ended March 31, 2002 also included a decrease in accounts receivable primarily in the Data Communications segment.

Sales and Operating Income

                                         Three Months Ended March 31,
                                              2003           2002

    Net Sales to Unaffiliated Customers
        Musical Instruments                $ 5,370,725    $ 6,306,201
        Data Communications                  7,331,983      8,666,294
        Electronic Assemblies                  776,393        585,855
        Audio Equipment                        395,363        419,138
          Total                            $13,874,464    $15,977,488

    Intersegment Sales
        Musical Instruments                $   159,311    $    72,409
        Data Communications                       --             --
        Electronic Assemblies                     --           75,861
        Audio Equipment                         12,051         42,397
          Total                            $   171,362    $   190,667

   (Loss) Income from Operations
        Musical Instruments                $   (91,089)   $   823,910
        Data Communications                    251,696        699,852
        Electronic Assemblies                 (235,010)      (237,802)
        Audio Equipment                        (49,104)      (134,282)
          Total                            $  (123,507)   $ 1,151,678


Musical Instruments Segment
    Sales decreased $935,476 in the first quarter of 2003 when compared to the same period in 2002 due to lower order volume, which management believes is attributable to the overall economic slowdown. The first quarter of 2002 sales were also higher due to the shipment of organs from the order backlog which was higher at the beginning of 2002.
   Gross profit margins decreased to 22.4% of sales in the first quarter of 2003 from 32.8% in the same period in 2002. This decrease is due to higher operating costs including employee pension expense and lower sales volume over which to absorb fixed costs.
     Selling, general and administrative expenses and research and development expenditures increased slightly during the three months ended March 31, 2003 when compared to the same period in 2002.

Data Communications Segment
    This segment's sales in the first quarter of 2003 decreased $1,334,311 when compared to the same period in 2002. This decrease is attributable to the continued economic weakness in the data communications market and the timing of completing sales with larger customers.
    Gross profit margins in the first quarter of 2003 increased to 54.9% compared to 52.6% in the same period of 2002 due to changes in product mix.
    Sales and marketing and general and administrative expenditures in the first quarter of 2003 were approximately equal to the same period in 2002.
    Research and development expenses decreased approximately $131,000 (8%) in the first quarter of 2003 when compared to the same period in 2002. The 2002 expenses included product development costs related to the DNX-1u, which was introduced in mid-2002.
     Future sales visibility remains limited throughout the data communications market that ERI serves with many companies that buy Data Communications equipment continuing to lower their capital expenditure spending for such equipment. These factors, along with continued uncertainty in completing sales to larger accounts, create significant uncertainty of operating results in future quarters.

Electronic Assemblies Segment
    Sales for the first quarter of 2003 increased $190,538 when compared to the same period in 2002 from higher order volume from the Company's contract manufacturing customers. This segment is focused on diversifying its customer base and though this market is very competitive it has been successful in obtaining new customers. The potential sales significance of these new accounts cannot be determined at this time.
   The gross profit margin was a loss of approximately $(148,006) (19%) and $(154,000) (27%) in the first quarter of 2003 and 2002, respectively. Selling, general and administrative expenses increased slightly when compared to the same period in 2002.

Audio Equipment Segment
    Sales for the first quarter of 2003 decreased slightly when compared to the same period in 2002. Legacy Audio remains focused on developing a quality independent dealer network of high end audio video stores and custom installers. While the Company has succeeded in adding additional distribution, sales from these channels have not yet completely offset the sales that previously came from Legacy's direct marketing program.
    Gross profit margins in the first quarter of 2003 increased to 39.2% as compared to 28.7% for the same period in 2002, primarily due to lower operating costs related to the closure of the Springfield, IL plant and consolidation of all production into the Macungie, PA plant.
    Selling, general and administrative costs for the period decreased in the first quarter of 2003 when compared to the same period in 2002.

Other Income and Expense
    Investment income for the three months ended March 31, 2003 was lower than the same period in 2002 due to lower rates of return available on invested funds.

Income Taxes
    The tax provision for the three months ended March 31, 2003 is based on the estimated effective tax rate for the year, which is less than the statutory rate due to tax credits and exempt income.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. No change from information disclosed in the Company's 2002 annual report on form 10-K.

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

        99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)  Forms 8-K
       1. The Company filed a Form 8-K dated February 13, 2003 announcing that its subsidiary Eastern Research, Inc. had been chosen by Harris Corporation as a supplier of its ISP Intelligent Switch Patch System for the FAA Telecommunications Infrastructure (FTI) Program.

       2. The Company filed a Form 8-K dated February 28, 2003 announcing its 2002 earnings for the fourth quarter and full year results of operations.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            Allen Organ Company
                                               (Registrant)

Date:May 8, 2003                 /s/STEVEN MARKOWITZ
                                 Steven Markowitz, President and Chief
                                 Executive Officer

Date:May 8, 2003                 /s/NATHAN S. ECKHART
                                 Nathan S. Eckhart, Vice President-Finance,
                                 Chief Financial and Principal Accounting
                                 Officer

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


/s/STEVEN MARKOWITZ
Steven Markowitz
Chief Executive Officer
May 8, 2003

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


/s/NATHAN S. ECKHART
Nathan S. Eckhart
Chief Financial Officer
May 8, 2003