Form 10-Q
period 2003-06-30
ALLEN ORGAN CO
filed 2003-08-13
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended June 30, 2003

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

                              Yes  X   No

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.
                              Yes      No  X

Number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 2003:

                    Class A - Voting          83,864 shares
                    Class B - Non-voting   1,072,696 shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements
          Consolidated Condensed Statements of Income for the three and six months ended June 30, 2003 and 2002

          Consolidated Condensed Balance Sheets at June 30, 2003 and
           December 31, 2002

          Consolidated Condensed Statements of Cash Flows for the three and six months ended June 30, 2003 and 2002

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

Signatures

Exhibits

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                        For the 3 Months Ended:     For the 6 Months Ended:
                        6/30/2003     6/30/2002     6/30/2003     6/30/2002

Net Sales              $12,725,880   $17,403,733   $26,600,344   $33,381,221

Cost and Expenses
 Costs of sales          7,503,053    10,245,150    16,102,563    19,594,210
 Selling, general and
  administrative         3,641,661     3,747,172     7,109,627     7,256,805
 Research and
  development            1,920,082     2,035,534     3,850,577     4,002,651
   Total Costs and
    Expenses            13,064,796    16,027,856    27,062,767    30,853,666


(Loss) Income from
 Operations               (338,916)    1,375,877      (462,423)    2,527,555

Investment and Other
 Income                     79,018       103,757       182,717       245,618

(Loss) Income Before
  Taxes                   (259,898)    1,479,634      (279,706)    2,773,173


Income Tax Provision
 (Benefit)                (110,000)      470,000      (110,000)      832,000


Net (Loss) Income        $(149,898)   $1,009,634     $(169,706)   $1,941,173


Basic and Diluted
 (Loss) Earnings
  Per Share               $  (0.13)      $  0.86        $(0.15)       $ 1.66


Weighted Average Shares
 Used in Per Share
 Calculation             1,163,662     1,170,321     1,163,662     1,170,321


Dividends Per Share -
 Cash                       $ 0.14        $ 0.14        $ 0.28        $ 0.28


Total Comprehensive
 (Loss) Income           $(143,796)    $1,054,941    $(166,118)   $1,977,174

                           See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                June 30, 2003  Dec 31, 2002
         ASSETS                                   (Unaudited)    (Audited)
Current Assets
  Cash                                            $5,679,470    $4,515,189
  Investments Including Accrued Interest          17,299,940    17,176,750
  Accounts Receivable, net of reserves of
   $565,203 and $502,209, respectively             5,952,896    12,184,564
  Inventories:
     Raw Materials                                 5,067,984     5,451,664
     Work in Process                               6,081,279     5,707,215
     Finished Goods                                4,300,891     5,064,803
      Total Inventories                           15,450,154    16,223,682
  Prepaid Income Taxes                                79,825       161,071
  Prepaid Expenses                                   572,279       318,943
  Deferred Income Taxes                            1,994,713     1,992,694
     Total Current Assets                         47,029,277    52,572,893
Property, Plant and Equipment                     27,527,301    27,328,631
  Less Accumulated Depreciation                  (17,193,732)  (16,471,137)
   Net Property, Plant and Equipment              10,333,569    10,857,494
Other Assets
  Note Receivable from Related Party               2,397,291     2,397,291
  Cash Value of Life Insurance                     2,273,163     2,273,163
  Deferred Income Taxes                            3,422,448     3,422,448
  Intangible Assets, net                           1,365,932     1,628,964
  Goodwill, net                                      194,523       194,523
  Other Assets                                        15,000        16,092
   Total Other Assets                              9,668,357     9,932,481
    Total Assets                                 $67,031,203   $73,362,868

   LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Accounts Payable                                 $ 763,714    $5,688,967
  Other Accrued Expenses                           2,654,736     2,638,258
  Customer Deposits                                2,490,175     2,693,980
   Total Current Liabilities                       5,908,625    11,021,205

Noncurrent Liabilities
  Deferred and Other Noncurrent Liabilities        1,272,417     1,028,785
  Accrued Pension Costs                            4,534,663     5,006,546
   Total Noncurrent Liabilities                    5,807,080     6,035,331
    Total Liabilities                             11,715,705    17,056,536

STOCKHOLDERS' EQUITY
  Common Stock   2003              2002
     Class A   127,232 shares;   127,232 shares      127,232       127,232
     Class B 1,410,761 shares; 1,410,761 shares    1,410,761     1,410,761
  Capital in Excess of Par Value                  12,961,610    12,961,610
  Retained Earnings
     Balance, Beginning                           57,267,763    55,237,713
     Net (Loss) Income                              (169,706)    2,685,357
     Dividends - Cash 2003 and 2002                 (325,727)     (655,307)
     Balance, End                                 56,772,330    57,267,763
  Accumulated Other Comprehensive Loss            (3,464,051)   (3,460,463)
   Sub-total                                      67,807,882    68,306,903
  Treasury Stock
   2003- 43,368 Class A shares
        338,065 Class B shares                   (12,492,384)        --
   2002- 43,368 Class A shares
        324,565 Class B shares                         --      (12,000,571)
    Total Stockholders' Equity                    55,315,498    56,306,332
     Total Liabilities and Stockholders' Equity  $67,031,203   $73,362,868

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                For the 3 Months Ended: For the 6 Months Ended:
                                 6/30/2003   6/30/2002   6/30/2003   6/30/2002
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net(loss) income                $(149,898) $1,009,634   $(169,706) $1,941,173
 Adjustments to reconcile net
 (loss) income to net cash
  provided by operating activities
   Depreciation and amortization   614,720     703,509   1,220,789   1,419,455
   Deferred income tax benefits       (936)     18,347      (2,019)     19,031
 Change in assets and liabilities
   Accounts receivable           2,239,453    (843,689)  6,231,668     251,500
   Inventories                     506,179   1,021,806     773,528     489,000
   Income taxes prepaid and
    receivable                     (79,825)   (525,598)     81,246    (278,778)
   Prepaid expenses                 71,958      42,525    (253,336)   (163,993)
   Other assets                       --          --         1,092        --
   Accounts payable               (560,659)    (10,481) (4,925,253)   (165,805)
   Accrued taxes on income         (33,175)       --          --          --
   Accrued expenses                 33,213     194,079      16,478     424,997
   Customer deposits                55,083     176,691    (203,805)     69,239
   Accrued pension costs          (721,882)    293,486    (471,883)    173,443
   Deferred and other noncurrent
    liabilities                    164,567      12,465     243,632      92,719
     Net Cash Provided by
      Operating Activities       2,138,798   2,092,774   2,542,431   4,271,981

CASH FLOW FROM INVESTING
 ACTIVITIES
   Increase in note receivable        --          --          --      (400,184)
   Net additions to plant and
    equipment                     (179,117)   (666,082)   (368,662)   (947,250)
   Additions to goodwill and
    intangible assets                6,886        --      (187,770)     (2,780)
   Net sale of short term
    investments                    (66,500)  1,892,322    (126,778)  1,795,698
     Net Cash (Used In) Provided
      by Investing Activities     (238,731)  1,226,240    (683,210)    445,484

CASH FLOWS FROM FINANCING
 ACTIVITIES
   Proceeds from sales of
    subsidiary stock                 1,350        --       122,600       2,040
   Reacquired Class B common
    shares                        (491,813)       --      (491,813)       --
   Dividends paid in cash         (161,919)   (163,845)   (325,727)   (327,690)
     Net Cash Used In Financing
      Activities                  (652,382)   (163,845)   (694,940)   (325,650)

NET INCREASE IN CASH             1,247,685   3,155,169   1,164,281   4,391,815

CASH, BEGINNING                  4,431,785   5,686,644   4,515,189   4,449,998

CASH, ENDING                    $5,679,470  $8,841,813  $5,679,470  $8,841,813


            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid (refunded) for:
   Income Taxes                 $     --    $  995,598  $ (194,246) $1,110,778
   Interest                     $     --    $     --    $     --    $     --

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

   Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, as amended by SFAS No. 148, net (loss) income and earnings per share would have been decreased as follows:

                             Three Months Ended         Six Months Ended
                                  June 30,                  June 30,
                              2003         2002         2003         2002

     Net (loss) income
      As Reported          $(149,898)   $1,009,634   $ (169,706)  $1,941,173
     Total stock-based
     employee compensation
     benefit (expense)
     determined under fair
     value based method for
     all awards, net of
     related tax effects      11,790       (17,343)      23,580      (34,687)
      Pro forma            $(138,108)     $992,291   $ (146,126)  $1,906,486

    (Loss) earnings per share
      As reported          $   (0.13)     $   0.86   $    (0.15)  $     1.66
      Pro forma            $   (0.12)     $   0.85   $    (0.13)  $     1.63



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

3. Warranty Costs
   The Company provides a warranty covering manufacturing defects for certain of its products for varying lengths of time. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The activity in the warranty accrual during the six months ended June 30, 2003 is summarized as follows:

       Accrual at January 1, 2003                    $ 300,000
       Additions charged to  warranty expense           60,886
       Claims paid and charged against the accrual     (30,886)
       Accrual at June 30, 2003                      $ 330,000

4. Earnings Per Share
   Outstanding stock options were not included in computing earnings per share because their effect was antidilutive as the exercise price of the options was above the average trading price of the underlying stock. Options excluded were 12,000 for the three and six months ended June 30, 2003 at a weighted average exercise price of $39.00 per share.

5. Subsequent Event
   On  July  24,  2003,  the Company's subsidiary, Eastern  Research,  Inc.
   (ERI), purchased the assets of Avail Networks, Inc. (Avail) in exchange for $200,000 in cash and contingent payments based on future revenue related to Avail products during the next 30 months.

   Avail's intelligent last-mile broadband solutions enable service providers worldwide to deliver more revenue-generating services to their enterprise customers from a single customer located platform across metro fiber, traditional wireline and wireless access networks. Avail's flagship FronteraT products deliver multiple services to end-user sites in a variety of subscriber locations and configurations.

   The acquisition of Avail reinforces ERI's commitment to the access network market. With the addition of the Frontera products to its existing product offerings, ERI is positioned as a supplier of network access solutions for next-generation convergence applications, such as integrated data, voice and video over single broadband connections. In addition, this acquisition gives ERI access to Avail's advanced ATM (Asynchronous Transmission Mode) technology.

   Avail's sales prior to the acquisition date have been minimal. With the Frontera products ready for production, ERI will introduce them to their established customer base. Due to lengthy sales cycles, these products are not expected to add significant revenues in the near-term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
    Cash flows from operating activities during the three months ended June 30, 2003 were approximately equal to the same period in 2002 and decreased during the six months ended June 30, 2003 primarily due to lower operating income in the Musical Instruments and Data Communications segments.

Results of Operations:

Sales and Operating Income
                                For the 3 Months           For the 6 Months
                                     Ended:                   Ended:
                            6/30/2003    6/30/2002    6/30/2003     6/30/2002
  Net Sales to
   Unaffiliated Customers
     Musical Instruments  $ 4,819,569   $ 6,616,642  $10,190,294   $12,922,843
     Data Communications    6,709,970     8,858,220   14,041,953    17,524,514
     Electronic Assemblies    752,751     1,510,961    1,529,144     2,096,816
     Audio Equipment          443,590       417,910      838,953       837,048
       Total              $12,725,880   $17,403,733  $26,600,344   $33,381,221

  Intersegment Sales
     Musical Instruments  $   254,398   $    92,737  $   413,709   $   165,146
     Data Communications         --            --           --            --
     Electronic Assemblies       --           6,616         --          82,477
     Audio Equipment           23,988        15,837       36,039        58,234
       Total              $   278,386   $   115,190  $   449,748   $   305,857

  Income (Loss) from Operations
     Musical Instruments  $  (423,300)  $   821,967  $  (514,389)  $ 1,645,877
     Data Communications      301,563       772,376      553,259     1,472,228
     Electronic Assemblies   (174,446)     (110,660)    (409,456)     (348,462)
     Audio Equipment          (42,733)     (107,806)     (91,837)     (242,088)
       Total              $  (338,916)  $ 1,375,877  $  (462,423)  $ 2,527,555

Musical Instruments Segment
    Sales decreased $1,797,073 and $2,732,549, respectively, for the three and six months ended June 30, 2003 when compared to the same periods in 2002 due to lower order volume, which management believes is attributable to the overall economic slowdown. The first six months of 2002 sales were also higher due to the shipment of organs from the order backlog, which was higher at the beginning of 2002.

    The gross profit percentage decreased to 19.1% and 20.8%, respectively, in the three and six months ended June 30, 2003 from 33.7% and 33.3%, respectively, in the same periods in 2002. These decreases are due to lower sales volume over which to absorb fixed costs and higher operating costs including employee pension expense. The Company has taken steps to reduce its operating costs at the Macungie, PA plant, including reductions in personnel.

    Selling, general and administrative, research and development expenses increased slightly during the three and six months ended June 30, 2003 when compared to the same periods in 2002 due primarily to higher pension expense.

Data Communications Segment
    Sales decreased $2,148,250 and $3,482,561, respectively, for the three and six months ended June 30, 2003 when compared to the same periods in 2002. This decrease is attributable to the continued economic weakness in the data communications market and the timing of completing sales with larger customers.

    Gross profit margins increased to 62.3% and 58.4%, respectively, during the three and six months ended June 30, 2003 from 54.5% and 53.6%. These increases are primarily related to $1,400,000 of revenue recognized on product software development for a customer during the second quarter of 2003. Excluding this item, gross margins were approximately equal to the same periods in 2002.

    Sales & marketing and general & administrative expenditures during the three and six months ended June 30, 2003 were approximately equal to the same periods in 2002.

   Research and development expenses decreased approximately $181,000 (11%) and $312,000 (9%), respectively, during the three and six months ended June 30, 2003 when compared to the same periods in 2002. The 2002 expenses included product development costs related to the DNX-1u, which was introduced in mid-2002. Research and development expenses will increase in future periods due to the acquisition of Avail Networks discussed in Note 5 above. In connection with this acquisition, ERI will employ approximately 10 additional development people.

     Future sales visibility remains limited throughout the data communications market that ERI serves with certain companies that buy Data Communications equipment continuing to lower their capital expenditure spending for such equipment. These factors, along with continued uncertainty in completing sales to larger accounts, create significant uncertainty for operating results in future quarters.

Electronic Assemblies Segment
    Sales decreased $758,210 and $567,672, respectively, for the three and six months ended June 30, 2003, when compared to the same periods in 2002, due to lower order volume from the Company's contract manufacturing customers who were affected by the economic slowdown. This segment is focused on diversifying its customer base and it has been successful in obtaining new customers. The potential sales significance of these new accounts cannot be determined at this time.

    The gross profit margin was a loss of approximately $(86,000) (11%) and $(234,000) (15%), respectively, for the three and six months ended June 30, 2003, compared to a loss of approximately $(24,000) (2%) and $(178,000) (8%) during the same periods in 2002. These losses are primarily due to lower sales volume over which to absorb fixed costs. Selling, general and administrative expenses during the three and six months ended June 30, 2003 were approximately equal to the same periods in 2002. The Company has taken steps to reduce its operating costs at the Macungie, PA plant including reductions in personnel.

Audio Equipment Segment
    Sales for the three and six months ended June 30, 2003 increased slightly when compared to the same periods in 2002. Legacy Audio remains focused on developing a quality independent dealer network of high end audio video stores and custom installers.

    Gross profit margins were 34% and 36%, respectively, in the three and six months ended June 30, 2003, as compared to 21% and 25% in the same periods in 2002, primarily due to lower operating costs related to the closure of the Springfield, IL plant and consolidation of all production into the Macungie, PA plant.

    Selling, general and administrative costs for the period decreased during the three and six months ended June 30, 2003 when compared to the same periods in 2002.

Other Income and Expense
    Investment income decreased during the three and six months ended June 30, 2003 when compared to the same periods in 2002 due to lower rates of return available on invested funds.

Income Taxes
    The tax provision for the three and six months ended June 30, 2003 are based on the estimated effective tax rate for the year, which is less than the statutory rate due to tax credits and exempt income.

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

PART II    OTHER INFORMATION
   Item 4.     Submission of Matters to a Vote of Security Holders
   (a)       Annual Meeting: April 24, 2003
   (b)        Election  of the following directors for a one-year  term:
        Steven   Markowitz,  Eugene  Moroz,  Leonard  Helfrich,   Martha
        Markowitz, Orville Hawk, Albert Schuster, Jeffrey Schucker, Ernest Choquette and Michael Doyle.
   (c) In addition to the election of directors and the waiver of reading of the minutes of the prior meeting, the shareholders ratified charitable deductions made in 2002 and all contracts, agreements, and employments by the Board of Directors and
        officers  since the previous annual meeting in April 2002.   All
        resolutions were adopted by the vote of all shareholders present, in person or proxy.
   Item 6.     Exhibits and Reports on Form 8-K
   (a)  Exhibits
        Exhibit No.            Description
         31.1      Rule 13a-14(a)/15d-14(a) Certification - Chief Executive
                   Officer
         31.2      Rule 13a-14(a)/15d-14(a) Certification - Chief Financial
                   Officer
         32        Section 1350 Certifications
   (b) No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                       Allen Organ Company
                                         (Registrant)

Date: August 13, 2003       /s/STEVEN MARKOWITZ
                            Steven Markowitz, President and Chief
                            Executive Officer


Date: August 13, 2003       /s/NATHAN S. ECKHART
                            Nathan S. Eckhart, Vice President-Finance,
                            Chief Financial and Principal Accounting Officer