Form 10-Q
period 2003-09-30
ALLEN ORGAN CO
filed 2003-11-07
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended September 30, 2003

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

                              Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

                              Yes       No  X

Number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 2003:

                    Class A - Voting          83,864   shares
                    Class B - Non-voting   1,072,381   shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements
          Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2003 and 2002

          Consolidated Condensed Balance Sheets at September 30, 2003 and
           December 31, 2002

          Consolidated Condensed Statements of Cash Flows for the three and nine months ended September 30, 2003 and 2002

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

Signatures

Exhibits

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                      For the 3 Months Ended:        For the 9 Months Ended:
                       9/30/2003     9/30/2002        9/30/2003      9/30/2002

Net Sales            $14,932,091   $15,705,708      $41,532,435    $49,086,929

Cost and Expenses
 Costs of sales        8,344,016     9,950,064       24,446,579     29,544,274
 Selling, general and
  administrative       4,031,534     3,318,095       11,141,161     10,574,900
 Research and
  development          2,306,428     1,873,589        6,157,005      5,876,240
Total Costs and
 Expenses             14,681,978    15,141,748       41,744,745     45,995,414

Income (Loss) from
 Operations              250,113       563,960         (212,310)     3,091,515

Investment and Other
 Income                   81,810       190,402          264,527        436,020

Income Before Taxes      331,923       754,362           52,217      3,527,535

Income Tax Provision     131,000       226,000           21,000      1,058,000

Net Income           $   200,923   $   528,362      $    31,217    $ 2,469,535

Basic and Diluted
 Earnings Per Share        $0.17         $0.45            $0.03          $2.11

Weighted Average Shares
 Used in Per Share
 Calculation           1,161,269     1,170,235        1,161,269      1,170,235


Dividends Per Share-Cash   $0.14         $0.14            $0.42          $0.42

Total Comprehensive
 Income              $   195,671   $   522,439      $    29,553    $ 2,499,613

                                      See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                Sept. 30, 2003  Dec. 31, 2002
ASSETS                                           (Unaudited)      (Audited)
Current Assets
  Cash                                           $ 4,732,805     $ 4,515,189
  Investments Including Accrued Interest          17,338,637      17,176,750
  Accounts Receivable, net of reserves of
   $573,434 and $502,209, respectively             9,252,892      12,184,564
  Inventories:
     Raw Materials                                 5,176,844       5,451,664
     Work in Process                               5,468,917       5,707,215
     Finished Goods                                3,868,192       5,064,803
      Total Inventories                           14,513,953      16,223,682
  Prepaid Income Taxes                                   --          161,071
  Prepaid Expenses                                   322,380         318,943
  Deferred Income Taxes                            1,998,489       1,992,694
     Total Current Assets                         48,159,156      52,572,893
Property, Plant and Equipment                     27,862,726      27,328,631
  Less Accumulated Depreciation                  (17,644,804)    (16,471,137)
     Net Property, Plant and Equipment            10,217,922      10,857,494
Other Assets
  Note Receivable from Related Party               2,397,291       2,397,291
  Cash Value of Life Insurance                     2,306,463       2,273,163
  Deferred Income Taxes                            3,422,448       3,422,448
  Intangible Assets, net                           1,287,740       1,628,964
  Goodwill, net                                      194,523         194,523
  Other Assets                                        15,000          16,092
     Total Other Assets                            9,623,465       9,932,481
      Total Assets                               $68,000,543     $73,362,868

                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Accounts Payable                               $   874,730     $ 5,688,967
  Accrued Expenses                                 3,053,467       2,638,258
  Accrued income taxes                                46,366              --
  Customer Deposits                                2,484,219       2,693,980
     Total Current Liabilities                     6,458,782      11,021,205
Noncurrent Liabilities
  Deferred and Other Noncurrent Liabilities        1,351,483       1,028,785
  Accrued Pension Costs                            4,842,781       5,006,546
     Total Noncurrent Liabilities                  6,194,264       6,035,331
      Total Liabilities                           12,653,046      17,056,536

STOCKHOLDERS' EQUITY
  Common Stock       2003              2002
     Class A   127,232 shares;   127,232 shares      127,232         127,232
     Class B 1,410,761 shares; 1,410,761 shares    1,410,761       1,410,761
  Capital in Excess of Par Value                  12,961,610      12,961,610
  Retained Earnings
     Balance, Beginning                           57,267,763      55,237,713
     Net  Income                                      31,217       2,685,357
     Dividends - Cash 2003 and 2002                 (487,645)       (655,307)
     Balance, End                                 56,811,335      57,267,763
  Accumulated Other Comprehensive Loss            (3,471,057)     (3,460,463)
     Sub-total                                    67,839,881      68,306,903
  Treasury Stock
     2003 - 43,368 Class A shares;
           338,065 Class B shares                (12,492,384)            --
     2002 - 43,368 Class A shares;
           324,565 Class B shares                         --     (12,000,571)
     Total Stockholders' Equity                   55,347,497      56,306,332
      Total Liabilities and Stockholders' Equity $68,000,543     $73,362,868


                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                              For the 3 Months Ended:   For the 9 Months Ended:
                               9/30/2003    9/30/2002    9/30/2003  9/30/2002
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income                      $200,923     $528,362     $31,217  $2,469,535
 Adjustments to reconcile net
  income to net cash (used in)
  provided by operating activities
   Depreciation and amortization  628,206      691,750   1,848,995   2,111,205
   Deferred income taxes           (3,776)      (2,323)     (5,795)     16,708
 Change in assets and liabilities
   Accounts receivable         (3,299,996)   1,876,816   2,931,672   2,128,316
   Inventories                    936,201      470,815   1,709,729     959,815
   Income taxes prepaid and
    receivable                     79,825      810,699     161,071     531,921
   Prepaid expenses               249,899      108,820      (3,437)    (55,173)
   Other assets                       --          --         1,092        --
   Accounts payable               111,016     (216,733) (4,814,237)   (382,538)
   Accrued expenses               398,731      315,319     415,209     740,316
   Accrued income taxes            46,366         --        46,366        --
   Customer deposits               (5,956)     (37,721)   (209,761)     31,518
   Accrued pension costs          308,118      169,242    (163,765)    342,685
   Deferred and other noncurrent
    liabilities                    79,066       46,371     322,698     139,090
    Net Cash (Used In) Provided
     by Operating Activities     (271,377)   4,761,417   2,271,054   9,033,398

CASH FLOW FROM INVESTING ACTIVITIES
   Increase in note receivable        --          --         --       (400,184)
   Net additions to plant and
    equipment                    (342,680)   (566,046)    (711,342) (1,513,296)
   Additions to intangible assets (85,991)    (27,000)    (273,761)    (29,780)
   Increase in cash value of life
    insurance                     (33,300)    (40,416)     (33,300)    (40,416)
   Net purchase of short term
    investments                   (45,703) (7,348,328)    (172,481) (5,552,630)
    Net Cash Used In Investing
     Activities                  (507,674) (7,981,790)  (1,190,884) (7,536,306)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of
    subsidiary stock                1,305      15,927      123,905      17,967
   Repurchase of subsidiary stock  (7,001)        --        (7,001)        --
   Reacquired Class B common
    shares                            --      (10,570)    (491,813)    (10,570)
   Dividends paid in cash        (161,918)   (163,808)    (487,645)   (491,498)
    Net Cash Used In Financing
     Activities                  (167,614)   (158,451)    (862,554)   (484,101)

NET (DECREASE) INCREASE IN CASH  (946,665) (3,378,824)     217,616   1,012,991

CASH, BEGINNING                 5,679,470   8,841,813    4,515,189   4,449,998

CASH, ENDING                   $4,732,805  $5,462,989   $4,732,805  $5,462,989



            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid (refunded) for:
   Income Taxes                $    4,809  $ (584,699)  $ (189,437) $  526,079
   Interest                    $     --    $    --      $     --    $     --


                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Interim Financial Statements
   The results of operations for the interim periods presented in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for these interim periods. All such adjustments are of a normal recurring nature.

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K.

2. Stock-Based Compensation
   The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Since the Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation", it has elected only to comply with the disclosure requirements set forth in the Statements.

   Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, as amended by SFAS No. 148, net income and earnings per share would have been decreased as follows:

                              Three Months Ended           Nine Months Ended
                                 September 30,               September 30,
                               2003         2002           2003         2002

   Net income
    As Reported             $200,923     $528,362       $ 31,217   $2,469,535
     Total stock-based
     employee compensation
     benefit (expense)
     determined under fair
     value based method for
     all awards, net of
     related tax effects      11,790      (17,344)        35,370      (52,031)
    Pro forma               $212,713     $511,018       $ 66,587   $2,417,504

     Earnings per share
      As reported           $   0.17     $   0.45       $   0.03   $     2.11
      Pro forma             $   0.18     $   0.44       $   0.06   $     2.07


     The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating the fair value of options when granted under the Allen Organ Company stock option plan:

          Assumptions
           Dividend yield                   1.40%
           Risk-free interest rate          2.50%
           Expected life                  7 years
           Expected volatility                10%

     No stock options were granted to employees during the three and nine months ended September 30, 2003.

3. Warranty Costs
   The Company provides a warranty covering manufacturing defects for certain of its products for varying lengths of time. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The activity in the warranty accrual during the nine months ended September 30, 2003 is summarized as follows:

       Accrual at January 1, 2003                   $ 300,000
       Additions charged to warranty expense           91,329
       Claims paid and charged against the accrual    (46,329)
       Accrual at September 30, 2003                $ 345,000

4. Earnings Per Share
   Outstanding stock options were not included in computing earnings per share because their effect was antidilutive as the exercise price of the options was above the average trading price of the underlying stock. Options excluded were 12,000 for the three and nine months ended September 30, 2003 at a weighted average exercise price of $39.00 per share.

5. Business Acquisition
   On  July  24,  2003,  the Company's subsidiary, Eastern  Research,  Inc.
   (ERI), purchased the assets of Avail Networks, Inc. (Avail) in exchange for $200,000 in cash and contingent payments based on future revenue related to the sale of Avail products during the 30 months after the acquisition.

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

   Avail's sales prior to the acquisition date were minimal. With the Frontera products ready for production, ERI will introduce them to their established customer base. Due to lengthy sales cycles, these products are not expected to add significant revenues in the near-term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
Liquidity and Capital Resources:
    Cash flows from operating activities during the three months ended September 30, 2003 were lower than the same period in 2002 due to lower net income and an increase in accounts receivable in the Data Communications segment. Cash flow from operating activities during the nine months ended September 30, 2003 decreased when compared to the same period in 2002 primarily due to lower net income and a greater reduction in accounts payable in the Data Communications segment from the payment in early 2003 of inventory purchased to fulfill a large customer order in the fourth quarter of 2002.

   Cash flows from investing activities of approximately $700,000 were used to purchase property and equipment during the nine months ended September 30, 2003 primarily in the Data Communications segment.

   Cash flows from financing activities of approximately $490,000 were used to reacquire shares of the Company's Class B stock and another $487,000 was used to pay dividends during the nine months ended September 30, 2003.


Results of Operations:

Sales and Operating Income
                           For the 3 Months Ended:     For the 9 Months Ended:
                           9/30/2003    9/30/2002      9/30/2003     9/30/2002
Net Sales to
 Unaffiliated Customers
   Musical Instruments   $ 5,017,156  $ 5,778,976    $15,207,450   $18,701,819
   Data Communications     9,024,930    8,130,042     23,066,883    25,654,556
   Electronic Assemblies     531,546    1,486,132      2,060,690     3,582,948
   Audio Equipment           358,459      310,558      1,197,412     1,147,606
    Total                $14,932,091  $15,705,708    $41,532,435   $49,086,929

Intersegment Sales
   Musical Instruments   $   190,941  $   133,553    $   604,650   $   298,699
   Data Communications          --           --             --            --
   Electronic Assemblies      64,818       49,063         64,818       131,540
   Audio Equipment            38,547       13,151         74,586        71,385
    Total                $   294,306  $   195,767    $   744,054   $   501,624

Income (Loss) from Operations
   Musical Instruments   $  (107,030) $   154,023    $  (621,419)  $ 1,799,900
   Data Communications       553,002      525,480      1,106,261     1,997,708
   Electronic Assemblies    (115,688)      50,254       (525,144)     (298,208)
   Audio Equipment           (80,171)    (165,797)      (172,008)     (407,885)
    Total                $   250,113  $   563,960    $  (212,310)  $ 3,091,515

Musical Instruments Segment
    Sales decreased $761,820 and $3,494,369, for the three and nine months ended September 30, 2003, respectively, when compared to the same periods in 2002 due to lower order volume, which management believes is attributable to the overall economic slowdown. Sales for the first nine months of 2002 were also higher due to the shipment of organs from the order backlog, which was higher at the beginning of 2002 than at the beginning of 2003.

    The gross profit percentage was 23.2% for both the three months ended September 30, 2003 and 2002 and 21.6% in the nine months ended September 30, 2003 compared to 30.1% in the same period of 2002. This decrease is due to lower sales volume over which to absorb fixed costs and higher operating costs including employee pension expense. The Company has taken steps to reduce its operating costs at the Macungie, PA plant, including reductions in personnel.

    Selling, general and administrative and research and development expenses increased slightly during the three and nine months ended September 30, 2003, when compared to the same periods in 2002 due primarily to higher pension expense.

Data Communications Segment
    Sales increased $894,888 during the three months ended September 30, 2003 and decreased $2,587,673 during the nine months ended September 30, 2003, when compared to the same periods in 2002. The increase during the third quarter of 2003 is due to higher order volume. The decrease during the first half of 2003 was attributable to economic weakness in the data communications market and the timing of completing sales with larger customers.

    Gross profit margins increased to 58.6% and 58.5%, during the three and nine months ended September 30, 2003, respectively, from 51.3% and 52.8%. These increases are primarily related to favorable product mix and reductions in product cost. The margin for the nine months ended September 30, 2003 includes $1,400,000 of revenue recognized on product software development for a customer during the second quarter of 2003. Excluding this item, gross margins for the nine months ended September 30, 2003 were 55.8%.

    Sales and marketing expenditures increased approximately $528,000 (34%) and $563,000 (12%) during the three and nine months ended September 30, 2003, respectively, when compared to the same periods in 2002. These increases are primarily related to personnel added in connection with the acquisition of Avail Networks discussed in Note 5 above.

   General and administrative expenditures increased approximately $173,000 (29%) and $188,000 (10%) during the three and nine months ended September 30, 2003, respectively, when compared to the same periods in 2002. These increases are primarily related to additional personnel and other cost incurred in connection with the acquisition of Avail Networks.

   Research and development expenses increased approximately $443,000 (30%) and $130,000 (3%), respectively, during the three and nine months ended
September  30,  2003,  when compared to the same periods  in  2002.   These
increases are also primarily related to additional personnel added in connection with the acquisition of Avail Networks.

    While the telecommunications market has begun to show signs of stabilizing, the overall business visibility remains limited. This segment continues to be successful in a challenging market due to new customer and market penetration. Future performance will be affected by the Company's ability to continue to expand its market share. Given this, and the overall market stabilization, the Company has begun to invest in research and development of next generation technologies. This will increase the segment's research and development expense in future quarters. In addition, future gross margins could be impacted by changes in product mix.

    Certain data communications companies continue to lower their capital expenditure spending. This along with continued uncertainty in completing sales to larger accounts, create significant uncertainty for operating results in future quarters.

Electronic Assemblies Segment
    Sales decreased $954,586 and $1,522,258, for the three and nine months ended September 30, 2003, respectively, when compared to the same periods in 2002 due to lower order volume from the Company's contract manufacturing customers who have been affected by the economic slowdown. This segment is focused on diversifying its customer base and has been successful in obtaining new customers. The potential sales significance of these new accounts cannot be determined at this time.

The gross profit margin was a loss of approximately 6% and 13%, for the three and nine months ended September 30, 2003, respectively, compared to a gross margin of 9% for the three months ended September 30, 2002 and a loss of approximately 1% during the nine months ended September 30, 2002. The 2003 losses are primarily due to lower sales volume over which to absorb fixed costs. Selling, general and administrative expenses during the three and nine months ended September 30, 2003 were approximately equal to the same periods in 2002. The Company has taken steps to reduce its operating costs at the Macungie, PA plant including reductions in personnel.

Audio Equipment Segment
    Sales for the three and nine months ended September 30, 2003 increased slightly when compared to the same periods in 2002. Legacy Audio remains focused on developing a quality independent dealer network of high end audio-video stores and custom installers.

    Gross profit margins were 31% and 35%, in the three and nine months ended September 30, 2003, respectively, as compared to 23% and 24% in the same periods in 2002 primarily due to lower operating costs related to the closure of the Springfield, IL plant and consolidation of all production into the Macungie, PA plant.

    Selling, general and administrative costs for the period decreased during the three and nine months ended September 30, 2003 when compared to the same periods in 2002.

Other Income and Expense
    Investment income decreased during the three and nine months ended September 30, 2003 when compared to the same periods in 2002 due to lower rates of return available on invested funds.

Income Taxes
   The tax provision for the three and nine months ended September 30, 2003 are based on the estimated effective tax rate for the year.

Contractual Obligations and Commercial Commitments
During the nine months ended September 30, 2003, there have been no items that significantly impacted the Company's commitments and contingencies as disclosed in the notes to the 2002 consolidated financial statements as filed on Form 10-K. In addition, the Company has no significant off balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES.
   The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that the Company's disclosure controls are effective as of September 30, 2003. There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II    OTHER INFORMATION
   Item 6.     Exhibits and Reports on Form 8-K
   (a)  Exhibits
        Exhibit No.            Description
         31.1      Rule 13a-14(a)/15d-14(a) Certification - Chief Executive
                   Officer
         31.2      Rule 13a-14(a)/15d-14(a) Certification - Chief Financial
                   Officer
        32         Section 1350 Certifications
   (b)  Form 8-K
                   1.The Company filed a Form 8-K dated July 24, 2003
         announcing that its subsidiary Eastern Research, Inc. had acquired the assets of privately-held Avail Networks, Inc of Ann Arbor, Michigan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                       Allen Organ Company
                                          (Registrant)

Date:November 6, 2003       /s/STEVEN MARKOWITZ
                            Steven Markowitz, President and Chief Executive
                            Officer

Date:November 6, 2003       /s/NATHAN S. ECKHART
                            Nathan S. Eckhart, Vice President-Finance,
                            Chief Financial and Principal Accounting
                            Officer