Form 10-K
period 2003-12-31
ALLEN ORGAN CO
filed 2004-03-30
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

     (Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   X        No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ( X )
The Class A voting stock of the registrant is not registered pursuant to the Securities Exchange Act of 1934, is not publicly traded, and, therefore, no market value information exists for such stock held by non-affiliates.
The number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on March 24, 2004:
Class A - Voting     83,864                Class B - Non-voting     1,072,379
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
                               Yes            No   X
The aggregate market value of the Class B Common Shares held by non-affiliates of the Registrant as of June 30, 2003: $32,438,239

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

                                    PART II

5. Market for the Registrants Common Stock and
      Related Stockholder Matters
6. Selected Consolidated Financial Data
7. Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.Quantitative and Qualitative Disclosures About Market Risk
8. Financial Statements and Supplemental Data
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A Controls and Procedures

                                   PART III

10.   Directors and Executive Officers of the Registrant
11.   Executive Compensation
12.   Security Ownership of Certain Beneficial Owners and Management
13.   Certain Relationships and Related Transactions
14.   Principal Accountant Fees and Services

                                    PART IV

15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Financial Statement Schedules

Exhibits

                                    PART I
Item 1.   Business

          General developments of business.
                Incorporated in Pennsylvania in 1945, Allen Organ Company and Subsidiaries ("Company") operate in four industry segments: Musical Instruments, Data Communications, Electronic Assemblies and Audio Equipment.
                The Musical Instruments segment consists of the manufacture and sale of electronic keyboard musical instruments, primarily digital church organs and accessories. During 2003 the Musical Instruments segment was negatively affected by the continued weakness in the economy, declines in financial markets and general global uncertainty caused by the war in Iraq. These factors negatively impacted contributions to religious institutions, this segments major market, and led to a reduction in the 2003 order rate resulting in lower net sales and operating losses for this segment. Management believes that recent signs of improvement in both the economy and financial markets may have a positive effect on the order rate for 2004. However, the budgets and spending patterns of religious institutions often lag the general economy and, as a result, the recovery for this segment may take longer than the economy's overall recovery. During 2003 management took steps to lower operating costs at its Macungie, PA plant.
                The Data Communications segment designs and markets data networking products. This segment's 2003 sales were approximately equal to 2002, while gross margins and operating income increased when compared to 2002. The increase in gross margin was mainly the result of favorable product mix changes. Future sales in this segment have become increasingly dependent on larger sales opportunities that could result in the amount and timing of future revenue being more volatile. The markets in which this segment operates have seen improvement in the level of business activity, as well as the way financial markets view the industry.
                 The   Electronics  Assemblies  segment  provides   subcontract
          manufacture of electronic assemblies for outside customers. The economic downturn has negatively affected the Electronic Assemblies segment, resulting in a significant reduction in its order rate in 2003 compared to earlier periods. Management believes that its efforts to diversify its customer base and recent signs of improvement in the economy may improve the order rate for this segment in 2004.
                The Audio Equipment segment designs, manufactures and markets high-quality audio speaker cabinets for hi-fi stereo and home theater applications. This segment's 2003 sales were approximately equal to 2002. The economic downturn also negatively affected this segment whose products are discretionary spending items. This segment continues its efforts to develop an expanded dealer network.

          Industry segments.
                 The Company operates in four industry segments: Musical Instruments, Data Communications, Electronic Assemblies and Audio Equipment. For financial information concerning the segments, see
          Note 22 to the Consolidated Financial Statements.

          Description of business.

              Musical Instruments.
                Allen  Organ  Company is a leading manufacturer  of  electronic keyboard musical instruments, primarily digital church organs and accessories. This segment accounted for 34%, 37% and 40% of net sales in 2003, 2002 and 2001, respectively.
                The  principal  market for the Musical Instruments  segment  is institutions, primarily churches. Sales to the home market make up a smaller portion of this segment's sales. Musical Instruments are distributed mostly through dealers, primarily independent retail music stores throughout the United States, with a lesser percentage distributed through dealers internationally. The segment's business is not seasonal.
                The principal raw materials used in the segment's products  are electronic components and wood, which are readily available from various sources without undue difficulty. Traditionally, organs have longer service requirements than other digital products. As life cycles for electronic components have shortened in recent years the Company has had to redesign some circuit boards to satisfy the needs of current and past customers. At the present time, management does not expect this issue to significantly affect future product shipments.
                This  segment  does  not engage in any significant  amounts  of extended payment terms, or lease guarantees. The Company is contingently liable in connection with certain customers' financing arrangements (see Note 13 to the Consolidated Financial Statements). The dollar amounts and number of times the Company has had to honor these repurchase agreements are negligible.
                The  Musical Instruments segment is not dependent on any single or small group of customers, the loss of which would have a material adverse effect on the business. The dollar amount of the segment's unshipped order backlog at the end of February 2004 and 2003 was $3.6 million and $4.2 million, respectively. All orders are expected to be filled in the current year.
                The  organ industry is competitive involving at least five  (5)
          domestic and foreign companies manufacturing digital organs. In addition, there are many small pipe organ companies that serve the institutional organ market. The organ market consists of two basic divisions, institutional (primarily churches) and home or entertainment. Management believes it is the largest supplier of organs for the institutional market in the United States (largest world market) because of product performance and competitive prices, and a smaller percentage of the home or entertainment organ market. This segment also markets its organ consoles and control electronics to customers that want to retain their wind-blown pipes and augment them with digital voices. Allen Organ Company maintains an aggressive research and development program to take advantage of the latest in technological developments relating to digital sound generation.

              Data Communications.
                The  Data  Communications segment consists of Eastern Research,
          Inc.   (ERI).    This   segments  operations  are  headquartered   in
          Moorestown,  New  Jersey.   ERI designs and markets  data  networking
          products enabling network service providers to deliver services to their customers. This segment accounted for 59%, 54% and 43% of the Company's net sales in 2003, 2002 and 2001, respectively.
                Data Communications products are sold directly to end-users, to wholesale and retail distributors worldwide and to a smaller extent under OEM agreements with some customers. The segment maintains an inventory of in-process and finished goods to allow for rapid fulfillment of customer orders that is expected in the industry.
                The  principal  raw  materials used in the Data  Communications products are electronic components, which are readily available  from
          various  sources  without  undue  difficulty.   As  life  cycles  for
          electronic components have shortened in recent years, the Company has had to redesign some circuit boards to satisfy the needs of current and past customers. At the present time, management does not expect this to significantly affect future product shipments.
                The  Data  Communications segment derived 16% of its  2003  net sales from one customer, 40% of its net sales from two customers in 2002, and 13% of its net sales from one customer in 2001.
                ERI's  customer  base  includes  major  end-user  corporations, network  service providers, wireless service providers,  and  others,
          both  in  the  domestic and international markets.   There  are  many
          competitors  in  this  market  that  is  dominated  by   large   data
          communications companies, such as Adtran, Tellabs and  Alcatel.   The
          Company's  strategy  has been to target market niches  with  products
          that   provide  desirable  features  and  packaging  with  attractive pricing.
                ERI initially built its business in the CSU/DSU market and also developed router technology products. In 1997, ERI introduced its multi-service access concentrator (DNX) family of products. ERI has expanded this product family and broadened its feature set making the DNX its flagship product. The DNX revenues represent approximately 89% of ERI's net sales for 2003. During 2002, ERI introduced the DNX-1u, which is targeted at wireless service providers. The DNX-1u is the smallest product in the DNX family and includes up 8 T1 or E1 circuits. This and prior product introductions have strengthened the DNX product line. The largest product in the DNX line is the DNX-88 that can handle as many as 600 T1 circuits and also includes T3 and OC3 (optical) capabilities. To properly capitalize on this market's opportunities, ERI has implemented aggressive marketing strategies and product development work and will continue to do so in a way that takes into account ERI's needs and the economic environment.
                On  July  24, 2003, ERI purchased the assets of Avail Networks,
          Inc. (Avail) in exchange for $200,000 in cash and contingent payments based on future revenue related to the sale of Avail products during the 30 months after the acquisition.
               Avail's intelligent last-mile broadband solutions enable service providers to deliver more revenue-generating services to their enterprise customers from a single customer located platform across metro fiber, traditional wireline and wireless access networks. Avail's flagship FronteraT products deliver multiple services to end-user sites in a variety of subscriber locations and configurations.
                With  the  addition of the Frontera products  to  its  existing product offerings, ERI is positioned as a supplier of network access solutions for next-generation convergence applications, such as integrated data, voice and video over single broadband connections. In addition, this acquisition gives ERI access to Avail's advanced ATM (Asynchronous Transmission Mode) technology.
                Avail's sales prior to the acquisition date were minimal.   ERI
          is  introducing Avail products to its established customer base.  Due to lengthy sales cycles, these products are not expected to add significant revenues in the near-term.
                This segment derived approximately 19%, 28% and 13% of its  net
          sales   from   international  markets  in  2003,   2002   and   2001,
          respectively,  primarily  from Asia Pacific  and  Europe.   ERI  will
          continue to pursue growth opportunities in markets outside the United
          States.   The realization of future business from these opportunities could be adversely affected by currency fluctuations, social and political risks and changes in foreign economies.
                The  dollar  amount of unshipped order backlog at  the  end  of
          February   2004   and  2003  was  $7.0  million  and  $2.0   million,
          respectively.   All orders are expected to be filled in  the  current
          year.
                This  segment has directed its sales and marketing  efforts  to focus on markets for which its product line is well suited, including
          the   wireless,  enterprise,  government  and  certain  international
          markets.   Future  sales  in  this segment have  become  increasingly dependent on larger sales opportunities that could result in the amount and timing of future revenue being more volatile.

              Electronic Assemblies.
                Allen Integrated Assemblies (AIA), a division of Allen Organ Company, provides subcontract manufacture of electronic assemblies for outside customers. The Electronic Assemblies segment is an outgrowth of the technical skills and manufacturing capabilities developed by the Company for its Musical Instruments business. AIA services are supplied out of the Macungie, PA plant, the same plant in which the Company manufactures Allen Organ and Legacy Audio products. This segment accounted for 5%, 7% and 14% of 2003, 2002 and 2001 net sales, respectively. AIA derived 61% of its 2003 net sales from two customers and 73% and 82% of its net sales from three customers in 2002 and 2001, respectively. AIA is working to diversify its customer base.
                The Electronic Assemblies segment is very competitive with numerous manufacturers offering similar services. AIA customers are generally obtained from a geographic area located relatively close to the Company's manufacturing facility.
                The dollar amount of the segment's unshipped order backlog at the end of February 2004 and 2003 was $909,000 and $721,000, respectively. All orders are expected to be filled in the current year.

              Audio Equipment.
                The Audio Equipment segment operates mainly through Legacy Audio, Inc. (LAI). LAI designs, manufactures and markets high-quality audio speaker cabinets for hi-fi stereo and home theater applications. It also markets electronic audio equipment, such as amplifiers, that are manufactured to its specifications by third party suppliers. This segment accounted for 2% of net sales in 2003 and 2002, respectively, and 3% of net sales in 2001.
                The principal raw materials used in the segment's products are audio speakers, electronic components and wood, which are readily available from various sources without undue difficulty.
                The Audio Equipment segment is not dependent on any single or small group of customers, the loss of which would have a material adverse effect on the business.
                The principal market for LAI's products is consumers for home use. The segment's products are mainly distributed through independent retail dealers and directly to end-users. This segment's business is not seasonal.
                LAI historically sold its products through direct marketing. Management determined that this method of distribution limited its ability to penetrate the broader market. During 2001 the Company began implementing a plan to distribute its products through a more traditional dealer network. The Company has added independent retail dealers and will continue to do so in a conservative manner to build a quality dealer network. During this period LAI has shifted marketing resources to the new method of distribution. In addition, the general economic slowdown has negatively affected sales.
                The high-end audio market is evolving from the traditional two-channel to the multi-channel market, which is utilized in home theater applications. LAI has and continues to develop and market products specifically for these home theater applications.
                In August 2002, LAI closed its manufacturing facility in Springfield, Illinois and consolidated all production into the Company's manufacturing facility in Macungie, PA.
                LAI competes with several other high-end audio speaker cabinet manufacturers including Martin-Logan, Thiel, B&W, Celestion, and others.
                The dollar amount of the segment's unshipped order backlog at the end of February 2004 and 2003 was $179,000 and $106,000, respectively. All orders are expected to be filled in the current year.

              General.
                The Company's working capital is sufficient to meet the normal expansion of inventory and receivables.
               The Company spent $8,785,522, $7,782,571 and $8,004,838 in 2003,
          2002 and 2001, respectively, on research and development. The 2003 increase was mainly within the Data Communications segment. The Company maintains an ongoing commitment to new product development and expects future expenditures for these activities to exceed the 2003 level.
                The  Company  and  its  subsidiaries employ  approximately  450 people.
                The Company monitors its compliance with applicable federal, state, or local provisions with regard to the environment and implements procedures or modifies its equipment as necessary. The Company does not expect any significant capital additions in the coming year to maintain its compliance.


          Financial information about geographic areas.
                The Company does not own manufacturing or sales facilities in any foreign countries. See Note 15 to the Consolidated Financial Statements for additional information on export sales.
                Export sales are all made in US dollars and, based on customer credit information, are made either on open credit terms, under letter of credit or on a prepaid basis.
                The Company had established a Foreign Sales Corporation within the meaning of the Internal Revenue Code of 1986. This wholly-owned subsidiary, Allen Organ International, Inc., a Virgin Islands corporation, has been dissolved effective December 31, 2003.

           Available information.
               The Company files annual reports on Form 10-K, quarterly reports of Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the exchange Act with the Commission. The public may read and copy any materials filed with the Securities and Exchange Commission at their Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain this information by calling the Commission at 1-800-SEC-0330. The Securities and Exchange also maintains an Internet site that contains reports and other information statements and other information regarding electronic filers at www.sec.gov.


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

          Macungie, Pennsylvania    27,000   International   sales,  exhibition
                                             center,   museum   and    teaching
                                             facility. Houses the sales offices
                                             for   Musical    Instruments   and
                                             Legacy  Audio.   Owned  by   Allen
                                             Organ Company.

          Data Communications:

          Moorestown, New Jersey    39,000   Administrative,  sales   and
                                             research  facility.  Leased  until
                                             September 2005.

          Ann Arbor, Michigan        5,000   Research  facility.    Leased
                                             until July 2004.

                In October 2002, the Company's subsidiary, Legacy Audio, Inc., sold its manufacturing and sales facility located in Springfield, Illinois. See Note 22 to the Consolidated Financial Statements for additional information.


Item 3.   Legal Proceedings
               There is no litigation requiring disclosure pursuant to Item 103 of Regulation S-K.


Item 4.   Submission of Matters to a Vote of Security Holders
                No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.


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

                  2003             High           Low
                  First Quarter $  40.64       $  37.00
                  Second Quarter   42.58          35.46
                  Third Quarter    44.11          37.97
                  Fourth Quarter   50.03          43.00

                  2002             High           Low
                  First Quarter $  35.18       $  30.00
                  Second Quarter   42.50          33.69
                  Third Quarter    41.25          37.40
                  Fourth Quarter   41.23          37.00

                The Company has 7 Class A Shareholders and 241 Class B Shareholders of record as of March 24, 2004.
                During the past two fiscal years, the Company has declared dividends on both its class A and B shares as follows:

                  Record of Quarterly Dividends Paid in 2003
                       Record Date    Payable    Amount
                  Cash  2/14/2003    2/28/2003   $0.14
                  Cash  5/16/2003    5/30/2003   $0.14
                  Cash  8/15/2003    8/29/2003   $0.14
                  Cash  11/14/2003   11/28/2003  $0.14

                  Record of Quarterly Dividends Paid in 2002
                       Record Date    Payable    Amount
                  Cash  2/15/2002    3/1/2002    $0.14
                  Cash  5/17/2002    5/31/2002   $0.14
                  Cash  8/16/2002    8/30/2002   $0.14
                  Cash  11/15/2002   11/29/2002  $0.14


Item 6.   Selected Financial Data
        The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements for each of the periods indicated. The data set forth below is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements included as Items 7 and 8 in this Annual Report on Form 10-K.
                                  Years Ended December 31,
                     2003         2002         2001         2000         1999

Net Sales        $60,788,058  $67,739,548  $60,490,513  $72,516,208  $58,018,742

Operating Income
 (Loss)          $   889,497  $ 3,080,022  $(7,113,614) $ 3,784,196  $ 2,866,985

Net Income (Loss)$ 1,396,896  $ 2,685,357  $(4,083,810) $ 3,954,896  $ 2,884,488

Basis and
diluted earnings
(loss) per share $      1.20  $      2.29  $     (3.49) $      3.38  $      2.46

Cash dividends
 per share       $      0.56  $      0.56  $      0.56  $      0.56  $      0.56

At Year End:
 Cash            $ 5,907,576  $ 4,515,189  $ 4,449,998  $ 2,712,368  $   209,277

 Investments     $17,143,171  $17,176,750  $11,609,416  $24,694,377  $19,649,433

 Working Capital $43,917,002  $41,551,690  $38,656,758  $41,648,400  $40,908,583

 Total Assets    $71,950,276  $73,362,868  $66,472,252  $80,807,742  $67,466,070

 Long-Term Debt,
  net of current
  portion        $         0  $         0  $         0  $         0  $         0

 Stockholders'
  Equity         $56,364,833  $56,306,332  $56,315,015  $62,434,901  $59,321,691


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Liquidity and Capital Resources:
        The Company continues to maintain a strong financial position and high level of liquidity, which enables it to generate funds internally to meet
     operating  needs,  capital  expenditures and short-term  obligations.   Key
     indicators of the Company's liquidity are presented below:
                                            December 31,
                                       2003             2002
          Working Capital          $43,917,002      $41,551,690
          Current Ratio              6.5 to 1         4.8 to 1
          Total Liabilities to
           Equity Ratio             0.28 to 1        0.30 to 1

        Cash flows provided by operating activities decreased during 2003 as compared to 2002, primarily due to operating losses incurred in the Musical Instruments segment, reduction in accounts payable in the Data Communications segment due to the payment in early 2003 of inventory purchased to fulfill a large customer order in the fourth quarter of 2002. This decrease was partially offset by decreases in inventory in all segments of the Company.
        Cash flows provided by operating activities increased during 2002, as compared to 2001 primarily due to higher operating income in the Data Communications segment, reductions in inventory in the Musical Instruments and Electronic Assemblies segments and income tax refunds.
        Cash flows used in investing activities during 2003 were used to purchase approximately $160,000 and $900,000 of property and equipment in the Musical Instruments and Data Communications segments, respectively. In addition, the Data Communications segment used $200,000 as payment for the acquisition of Avail Networks.
        Cash flows used in investing activities during 2002 were used to purchase approximately $1,039,000, $188,000 and $672,000 of property and equipment in the Musical Instruments, Electronic Assemblies and Data Communications segments, respectively.
        Cash  flows  provided by investing activities during 2001  includes  the sale  of  more  than  $12,000,000 in short term  investments  to  fund  the repayment of ERI's bank loans. Cash flows were used to purchase approximately $529,000 and $736,000 of property and equipment in the Musical Instruments and Data Communications segments, respectively.
        As indicated in Note 9 of the Consolidated Financial Statements, ERI had obtained bank financing to provide them with working capital as well as funds to repay $7,000,000 of ERI's inter-company loans due to Allen Organ Company. The proceeds of the term loan were invested in the Company's short-term investment accounts. During June 2001 ERI repaid all outstanding bank loans totaling $12,000,000 with funds provided by Allen Organ Company. The Company originally obtained these loans to give ERI financial autonomy as it explored strategic alternatives. As a result of changes in the financial markets, the Company decided to repay the outstanding loans to eliminate the costs related to this financing.

     Results of Operations:
        Sales and Operating Income
        Consolidated sales for 2003 decreased $6,951,490 (10%) when compared to 2002, primarily due to lower sales in the Musical Instruments and Electronic Assemblies segments. Consolidated sales for 2002 increased
     $7,249,035 (12%) when compared to 2001, primarily due to higher sales in the Data Communications segment.
                                              December 31,
                                   2003            2002            2001
        Net Sales
        Musical Instruments
         Domestic              $17,033,746     $21,694,445     $20,616,513
         Export                  3,348,158       3,248,480       3,759,129
          Total                 20,381,904      24,942,925      24,375,642

        Data Communications
         Domestic               29,252,691      26,107,275      22,567,298
         Export                  6,769,565      10,428,899       3,342,587
          Total                 36,022,256      36,536,174      25,909,885

        Electronic
        Assemblies
         Domestic                2,819,640       4,750,143       8,382,021

        Audio Equipment
         Domestic                1,390,526       1,441,084       1,603,650
         Export                    119,780          69,222         219,315
          Total                  1,564,258       1,510,306       1,822,965

        Total                  $60,788,058     $67,739,548     $60,490,513

        Income (Loss) from Operations
        Musical Instruments    $  (764,639)    $ 2,024,144     $ 2,174,970
        Data Communications      2,446,213       2,091,520      (8,425,231)
        Electronic Assemblies     (457,366)       (401,165)        125,000
        Audio Equipment           (334,711)       (634,477)       (988,353)
         Total                 $   889,497     $ 3,080,022     $(7,113,614)

     Musical Instruments Segment
        The domestic sales for 2003 decreased $4,660,699. The 2003 decrease in domestic sales was the result of lower order volume, which management believes was caused by the economic downturn, declines in financial markets and general global uncertainty caused by the war in Iraq. While the order rate for 2002 was slightly lower than 2001, the 2002 sales were higher than 2001 due to shipments made to customers against a higher order backlog.
        Export sales were approximately equal in 2003 and 2002, and decreased in 2002, as compared to the previous year. Certain foreign markets continue to be affected by unfavorable economic conditions. While the value of the US dollar compared to certain foreign currencies has decreased, there is a time lag before any such change can impact export sales.
        Gross profit margins on sales were 21.1%, 29.5% and 30.1% for the years ended December 31, 2003, 2002 and 2001, respectively. The 2003 decrease was a result of lower sales volume over which to absorb fixed costs and higher operating costs including employee pension expense, which increased by $597,000 (103%) in 2003 versus 2002. The decrease in gross profit in 2002, when compared to 2001, was due to higher operating costs, primarily employee pension expense and lower absorption of fixed costs related to planned decreases in the level of inventory necessitating lower levels of production. The Company has taken steps to reduce its operating costs at the Macungie, PA plant, including reductions in personnel.
        Selling and advertising expenses decreased approximately $71,000 during 2003 when compared to 2002, due to lower sales volume and was approximately equal in 2002 and 2001. General and administrative expenses decreased approximately $60,000 in 2003 when compared to 2002, and increased approximately $38,000 in 2002 when compared to 2001.
        Research and development expenses increased approximately $82,000 during 2003 when compared to 2002, and decreased approximately $29,000 in 2002 from 2001.
        Several of the Company's operating expenses continue to rise at significant rates including business insurances, medical insurance and pension expense. The Company's pension expense has increased due to lower investment returns realized in the Company's defined benefit pension plans. As discussed in Note 16 to the financial statements, effective December 31, 2003 the Company has frozen future benefit accruals in both of its defined benefit pension plans and replaced this benefit with a discretionary contribution to the Allen Organ Company Savings and Profit Sharing Plan.

     Data Communications Segment
        Domestic sales increased $3,145,416 and $3,539,977 in 2003 and 2002, respectively. International sales decreased $3,659,334 in 2003 when compared to 2002 and increased $7,086,312 in 2002 when compared to 2001. International sales in 2002 were higher than both 2003 and 2001 due primarily from sales made to one customer. The total 2003 sales were approximately equal to 2002, which increased over 2001 due to new product introductions and from redirecting the Company's sales and marketing efforts away from CLEC's to other Data Communications markets, including the wireless, enterprise, government and certain international markets.
        Gross profit margins were 56%, 50% and 40% in 2003, 2002 and 2001, respectively. The 2003 increase is due to favorable product mix changes and was lowered by an $850,000 accrual for warranty costs. The 2002 increase is attributable to higher sales volume over which to absorb fixed costs, as well as changes in product mix. Cost of goods sold for 2001 includes $1,539,000 of additional non-cash inventory valuation adjustments recorded at VIR, Inc. for slow moving and obsolete inventory associated with discontinued product lines. The result of these adjustments was to decrease the 2001 gross profit margin by 6% from 46% to 40%. While the Company strives to maintain profit margins by developing products that offer desirable features, the industry is very competitive which often results in pricing changes to obtain and maintain market share.
        Selling expenses increased approximately $823,000 in 2003 when compared to 2002 due to increases in ERI's sales force and higher costs associated with international sales efforts. Selling expenses decreased approximately $654,000 in 2002 compared to 2001 due to cost cutting measures initiated in the first half of 2001 due to the economic downturn.
        Administrative expenses increased approximately $50,000 in 2003 compared to 2002, and decreased approximately $21,000 in 2002 compared to 2001.
        Research and development expenses were $7,173,393, $6,352,909 and $6,599,104 for the years ended December 31, 2003, 2002 and 2001, respectively. The 2003 increase was due to increased expenditures incurred in connection with the acquisition of Avail Networks and the commencement of work on next generation products. The 2002 decrease is primarily due to the combination of the VIR development operations into ERI during the second half of 2001. The segment is committed to new product development and expects these expenditures to increase during 2004.
        The combination of higher sales, change in product mix, and higher gross margins resulted in operating income of $2,474,257 and $2,105,802 during 2003 and 2002, respectively, for this segment compared to an operating loss of $8,284,232 in 2001. The 2001 operating loss was negatively affected by inventory valuation adjustments, plant closing costs, and a charge to write down the goodwill and intangible assets of VIR totaling $3,469,000. Future sales in this segment have become increasingly dependent on larger sales opportunities that could result in the amount and timing of future revenue and operating income to be more volatile.

     Electronic Assemblies Segment
        Sales   decreased   $1,930,503  and  $3,631,878  in   2003   and   2002,
     respectively, compared to the previous year. The segment's order rate decreased significantly beginning in the second half of 2001 as a result of the economic slowdown that has also affected the Company's contract manufacturing customers. Management believes that its efforts to diversify its customer base and recent signs of improvement in the economy may improve this segment's order rate in 2004. Because of lower sales volume, the Company has taken steps to reduce costs at its Macungie, PA plant.
        Gross profit margin for 2003 and 2002 was a loss of approximately $(114,000) (4%) and $(61,000) (1%), respectively. Gross profit margins were 7.1% in 2001. These decreases are the result of lower sales over which to absorb fixed costs.
        Selling, general and administrative expenses in 2003 were approximately equal to 2002, which decreased approximately $52,000 compared to 2001. The segment continues its efforts to diversify its customer base and to improve its production capabilities to offer state of the art manufacturing services to its customers.

     Audio Equipment Segment
        Sales increased $53,952 in 2003 and decreased $312,659 in 2002 when compared to the previous year. Legacy Audio has historically sold its products through a direct marketing program. Management believes that this method of distribution has limited its ability to penetrate the broader market. In 2002, Legacy began distributing its products through a more traditional dealer network. The Company has added independent retail dealers and will continue to do so in a conservative manner to build a quality dealer network. During this period, Legacy has shifted marketing resources to the new method of distribution. In addition, the general economic slowdown has slowed the sales of some consumer goods.
        Gross  profit  margins  were  35%, 22%, and  12%  for  the  years  ended
     December 31, 2003, 2002 and 2001, respectively. The 2003 and 2002 increases over the previous year was due to steps taken to reduce this segment's costs, including the consolidation of all of Legacy's manufacturing into the Macungie, PA plant.
        Selling,   general  and  administrative  costs  decreased  approximately
     $29,000 and $233,000 in 2003 and 2002, respectively, compared to the previous year, as a result of steps taken to reduce operating costs and because of Legacy Audio's switch to a dealer based selling model.

     Other Income (Expense)
        Investment income decreased during 2003 when compared to 2002 due to lower rates of return available on invested funds and increased slightly during 2002 when compared to 2001 due to realized gains on investments and higher invested balances that offset lower rates of return on invested funds. Interest expense was incurred in 2001 on short-term bank financing related to ERI.
        The 2001 loss on the sale of property, plant & equipment includes approximately $158,000 of losses related to the disposition of property and equipment at VIR's Southampton, PA facility that was closed in September 2001.

     Income Taxes
        The effective tax rate (benefit) was (5.7%), 29.3% and (36.8%) in 2003, 2002 and 2001, respectively. The effective tax rate in 2003, 2002 and 2001 are lower than statutory tax rates due to tax credits and other non-taxable items.

     Significant Accounting Policies
        The  significant  accounting policies of the Company  are  described  in
     Note 1 of the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.
        Certain accounting estimates and assumptions are particularly sensitive because of their significance to the consolidated financial statements and the possibility that future events affecting them may differ markedly.
        Management considers the following accounting estimates to be the most critical in preparing the consolidated financial statements. These critical accounting estimates have been discussed with the Company's audit committee.

          Allowance for Doubtful Accounts: Management performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. If the financial condition of a specific customer or the Company's general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

          Carrying Value of Obsolete and Slow Moving Inventory: The Company values inventory at the lower of cost or market. Management regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and historical usage, after considering the impact of new products. If actual market conditions and product demand are less favorable than projected, additional inventory write-downs may be required.

          Carrying Value of Goodwill and Intangible Assets: In assessing the recoverability of goodwill and intangible assets, management is required to make assumptions regarding estimated future cash flows and other factors to determine whether the fair value of the business supports the carrying value of goodwill, intangible assets and net operating assets. This analysis includes assumptions and estimates about future sales, costs, working capital, capital expenditures, and cost of capital. If these assumptions and estimates change in the future, the Company may be required to record an impairment charge related to goodwill and intangible assets.

          Realization of Deferred Income Tax Benefits: As discussed in Note 18 of the Consolidated Financial Statements, the Company has recorded valuation allowances related to the uncertainty of realizing certain federal and state net operating loss carryforwards and state credit carryforwards. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

          Warranty Reserve: The Company provides warranties on some of its products for varying lengths of time. A warranty liability is recorded at the time of product sale based on estimates that are developed from historical information and certain assumptions about future events. Future warranty obligations are affected by product failure rates, usage and service costs incurred in addressing warranty claims. These factors are impacted by the level of new product introductions and the mix of equipment sold. If actual warranty costs differ from the estimates, adjustments to the warranty liability would be required.

     Contractual Obligations and Commercial Commitments
        Following is a summary of contractual obligations and other commercial commitments of the Company:
                                               Payments Due by Period
           Contractual                 Less than                         After
           Obligations          Total   1 year   1-3 years   4-5 years  5 years

        Operating Leases      $614,188  $372,876  $241,312      $0        $0

          Other Commercial            Amount of Commitment Expiration Per Period
            Commitments    Total Amounts Less than                       After
                             Committed    1 year   1-3 years 4-5 years  5 years
        Contingent Repurchase
        Commitments Related to
        Customer Financing
        Arrangements        $1,309,112  $1,309,112    $0        $0        $0

     Factors that May Affect Operating Results
        The  statements  contained in this report on  Form  10-K  that  are  not purely  historical  are forward looking statements within  the  meaning  of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's marketing and product development strategy and statements regarding future production capacity. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinions only as of the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2004. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.
        The Company has experienced and expects to continue to experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in global economics and financial markets, changes in the mix of products sold, market acceptance of the Company's and its customer's products, competitive pricing pressures, global currency valuations, the availability of electronic components that the Company purchases from suppliers, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses and fluctuations in manufacturing yields. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

     New Accounting Standards
        Effective January 1, 2002, the Company adopted SFAS No. 142. Accordingly, no amortization of goodwill was recognized in the accompanying consolidated financial statements of operations for the years ended December 31, 2003 and 2002, compared to $52,666 for the year ended December 31, 2001. In accordance with the provisions of SFAS No. 142, management has performed the required transitional impairment test of goodwill and has determined that no impairment loss need be recognized in the year ended December 31, 2003 and 2002. As required by SFAS No. 142, prior results have not been restated. A reconciliation of the previously reported net loss and loss per common share for the year ended December 31, 2001, as if SFAS No. 142 had been adopted as of January 1, 2001, is as follows:

           Reported net (loss) income         $(4,083,810)
           Add back: Goodwill amortization,
             net of related tax effect             32,165
           Adjusted net (loss) income         $(4,051,645)

           Basic and diluted (loss) earnings
             per share, as reported            $    (3.49)
           Impact of goodwill amortization,
             net of tax                              0.03
           Adjusted basic and diluted (loss)
             earnings per share                $    (3.46)

        In December 2002, the FASB finalized EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This Issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. This Issue addresses how to determine whether arrangements involve the delivery or performance of multiple products, services, and/or rights to use assets. The adoption of this Issue did not have a material effect on the Company's consolidated financial statements.
        During 2003 the Financial Accounting Standards Board issued the following new statements that are applicable to the Company. These statements did not have a material effect on the Company's financial statements.
        SFAS 132 (revised), "Employers Disclosures about Pensions and Other Postretirement Benefits" - revises employers' disclosures about pension plans and other postretirement benefit plans. This additional disclosure is included in Note 16.
        SFAS  149,  "Amendment  of Statement 133 on Derivative  Instruments  and
     Hedging Activities" - amends and clarifies financial accounting and reporting for derivative instruments under SFAS 133.
        SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" - establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.
        FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34", requires that a guarantor recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken and enhances the disclosures to be made by a
     guarantor.   See  Note  13  for disclosure of the Company's  guarantee  of financing  arrangements of certain customers and Note 12  for  disclosures
     related  to  the  Company's  product warranties.   The  adoption  of  this
     Interpretation   did  not  have  a  material  effect  on   the   Company's
     consolidated financial statements.

Item 7A   Quantitative and Qualitative Disclosures About Market Risk.
        Financial instruments that potentially subject the Company to market and/or credit risk consist principally of short-term investments and trade receivables. The Company places substantially all of its investments in mutual funds holding federal, state and local government obligations and, by policy, limits the amount of credit exposure in any one investment. The Company's Musical Instruments segment sells most of its products through established dealer networks. The Data Communications segment sells most of their products directly to end-users, to wholesale and retail distributors worldwide, and to a smaller extent under OEM agreements with other data communications companies. The market and credit risk associated with related receivables is limited due to the large number of dealers and distributors and their geographic dispersion. The Company has no other material exposure to market risk.

Item 8.   Financial Statements and Supplemental Data
        The information required by this Item is set forth on pages 16 through 36 hereto and is incorporated by reference herein.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure
        There were no reportable events as described in Item 304(b).

Item 9A.  Controls and Procedures
        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that the Company's disclosure controls are effective as of December 31, 2003. There has been no change in the Company's internal control over financial reporting that occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

KPMG
4905 Tilghman Street
Allentown, PA 18104

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
 and Stockholders
Allen Organ Company


     We have audited the accompanying consolidated balance sheets of Allen Organ Company and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows and the related financial statement schedule for each of the years in the three year period ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allen Organ Company and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/KPMG, LLP

Allentown, PA
February 6, 2004

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                     ASSETS                          2003          2002
CURRENT ASSETS
 Cash                                           $  5,907,576  $  4,515,189
 Investments including accrued interest           17,143,171    17,176,750
 Accounts receivable, net of allowance for
  doubtful accounts of $605,496 in 2003
  and $502,209 in 2002                            11,652,365    12,184,564
 Inventories                                      13,926,173    16,223,682
 Prepaid income taxes                                  --          161,071
 Prepaid expenses                                    491,444       318,943
 Deferred income taxes                             2,741,167     1,992,694
     Total Current Assets                         51,861,896    52,572,893

PROPERTY, PLANT AND EQUIPMENT, NET                10,167,004    10,857,494

OTHER ASSETS
 Note receivable from related party                2,397,291     2,397,291
 Cash value of life insurance                      2,474,002     2,273,163
 Deferred income taxes                             3,493,238     3,422,448
 Intangible assets, net                            1,347,822     1,628,964
 Goodwill, net                                       194,523       194,523
 Other assets                                         14,500        16,092
     Total Other Assets                            9,921,376     9,932,481
     Total Assets                               $ 71,950,276  $ 73,362,868

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                               $  1,278,535  $  5,688,967
 Accrued income taxes                                657,941         --
 Accrued expenses                                  3,811,025     2,638,256
 Customer deposits                                 2,197,393     2,693,980
     Total Current Liabilities                     7,944,894    11,021,203

NONCURRENT LIABILITIES
 Deferred and other noncurrent liabilities         1,946,696     1,028,785
 Accrued pension costs                             5,693,853     5,006,548
     Total Noncurrent Liabilities                  7,640,549     6,035,333
     Total Liabilities                            15,585,443    17,056,536

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Class A Voting Common stock, $1 par value,
  400,000 shares authorized,
  127,232 shares issued                              127,232       127,232
 Class B Non-Voting Common stock, $1 par value,
  3,600,000 shares authorized,
  1,410,761 shares issued                          1,410,761     1,410,761
 Additional paid-in capital                       13,150,610    12,961,610
 Retained earnings                                58,015,139    57,267,763
 Accumulated other comprehensive loss             (3,832,694)   (3,460,463)

 Treasury stock, at cost, 43,368 Class A shares
  in 2003 and 2002, 338,380 Class B shares
  in 2003 and 324,565 in 2002                    (12,506,215)  (12,000,571)
     Total Stockholders' Equity                   56,364,833    56,306,332
     Total Liabilities and Stockholders' Equity $ 71,950,276  $ 73,362,868


          See accompanying notes to Consolidated Financial Statements.

                    ALLEN ORGAN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                              Years Ended December 31,
                                       2003            2002            2001

NET SALES                         $ 60,788,058    $ 67,739,548    $ 60,490,513

COSTS AND EXPENSES
  Cost of sales                     35,693,613      41,963,839      41,707,417
  Selling, administrative and
   other expenses                   15,390,231      14,886,291      15,811,522
  Research and development           8,785,522       7,782,571       8,004,838
  Other expense, net                    29,195          26,825         150,350
  Plant closure costs                    --              --            530,000
  Impairment of goodwill and
   intangibles                           --              --          1,400,000
  Total Cost and Expenses           59,898,561      64,659,526      67,604,127

INCOME (LOSS) FROM OPERATIONS          889,497       3,080,022      (7,113,614)

OTHER INCOME (EXPENSE)
  Investment income                    432,399         716,335       1,018,162
  Interest expense                       --              --           (315,083)
  Minority interests in
   consolidated subsidiaries             --              --            (33,275)
  Total Other Income (Expense)         432,399         716,335         669,804

INCOME (LOSS) BEFORE INCOME TAXES    1,321,896       3,796,357      (6,443,810)

INCOME TAXES
  Current                              571,000       1,669,000      (1,168,000)
  Deferred                            (646,000)       (558,000)     (1,192,000)
   Total                               (75,000)      1,111,000      (2,360,000)

NET INCOME (LOSS)                 $  1,396,896    $  2,685,357    $ (4,083,810)

OTHER COMPREHENSIVE LOSS,
 NET OF TAX
  Unrealized (loss) gain on
   investments:
   Unrealized (loss) gain arising
    during period                 $    (26,898)   $    132,305    $   (138,420)
   Less:  reclassified adjustment
    for gain (loss) included in
    income                               2,495         (97,186)        (41,153)
   Total                               (24,403)         35,119        (179,573)
  Minimum pension liability
   adjustment                         (347,828)     (2,121,282)     (1,334,717)
Other comprehensive loss              (372,231)     (2,086,163)     (1,514,290)
COMPREHENSIVE INCOME (LOSS)       $  1,024,665    $    599,194    $ (5,598,100)

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE                 $       1.20    $       2.29    $      (3.49)

        See accompanying notes to Consolidated Financial Statements.

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                         Common Stock               Additional
                                 Class A             Class B         Paid-in
                             Shares   Amount    Shares     Amount    Capital

Balance-December 31, 2000   127,232  $127,232  1,410,761 $1,410,761 $12,758,610

Tax benefit from exercise
of subsidiary stock options                                             145,000

Balance-December 31, 2001   127,232   127,232  1,410,761  1,410,761  12,903,610

Tax benefit from exercise
of subsidiary stock options                                              58,000

Balance-December 31, 2002   127,232   127,232  1,410,761  1,410,761  12,961,610

Tax benefit from exercise
of subsidiary stock options                                             189,000

Balance-December 31, 2003   127,232  $127,232  1,410,761 $1,410,761 $13,150,610


                                         Accumulated
                                            Other
                             Retained   Comprehensive      Treasury Stock
                             Earnings   Income (Loss)   Shares       Amount


Balance-December 31, 2000  $59,977,002    $139,990     367,378   $(11,978,694)

Net loss                    (4,083,810)
Reacquired Class B shares                                  156         (6,891)
Reacquired Class A shares                                  138         (4,416)
Change in unrealized gain
 (loss) on securities
 available for sale                       (179,573)
Minimum pension
 liability adjustment                   (1,334,717)
Cash dividend paid
 ($0.56 per share)            (655,479)
Balance-December 31, 2001   55,237,713  (1,374,300)    367,672    (11,990,001)

Net income                   2,685,357
Reacquired Class B shares                                  261        (10,570)
Change in unrealized gain
 (loss) on securities
 available for sale                         35,119
Minimum pension
 liability adjustment                   (2,121,282)
Cash dividend paid
($0.56 per share)             (655,307)
Balance-December 31, 2002   57,267,763  (3,460,463)    367,933    (12,000,571)

Net income                   1,396,896
Reacquired Class B Shares                               13,815       (505,644)
Change in unrealized
 loss on securities
 available for sale                        (24,403)
Minimum pension
 liability adjustment                     (347,828)
Cash dividend paid
 ($0.56 per share)           (649,520)
Balance-December 31, 2003 $58,015,139  $(3,832,694)    381,748   $(12,506,215)


         See accompanying notes to Consolidated Financial Statements.

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                            2003         2002          2001
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                       $1,396,896   $2,685,357   $(4,083,810)

 Adjustments to reconcile net income
  (loss) to net cash provided
  by operating activities
   Depreciation and amortization          2,518,612    2,801,512     2,974,898
   Minority interest in consolidated
    subsidiaries                              --           --           33,275
   Loss from impairment of goodwill
    and intangibles                           --           --        1,400,000
   Loss on sale of property, plant
    and equipment                            16,554       55,184       175,358
   Loss (Gain) on sale of investments         4,000     (156,248)      (65,635)
   Tax benefit from exercise of stock
    options                                 189,000       58,000       145,000
   Deferred income taxes                   (624,135)    (518,984)   (1,296,667)
   Change in assets and liabilities
    Accounts receivable                     532,199   (2,236,722)      337,817
    Inventories                           2,297,509    1,073,475     3,201,673
    Prepaid income taxes                    161,071      945,143    (1,092,242)
    Prepaid pension costs                   144,349     (175,069)      126,006
    Other assets                              1,592        --            2,500
    Accounts payable                     (4,410,432)   2,938,716      (697,868)
    Accrued income taxes                    657,941        --            --
    Accrued expenses                      1,172,769      665,102      (842,948)
    Customer deposits                      (496,587)    (284,043)      (13,605)
    Deferred and other noncurrent
     liabilities                          1,062,260      145,947       523,759
      Net Cash Provided by Operating
       Activities                         4,306,748    8,239,917       619,426

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash proceeds from sale of investments
  classified as available for sale          526,866   30,633,381    18,682,314
 Cash paid for purchase of investments
  classified as available for sale         (521,690) (36,009,348)   (5,711,291)
 Increase in cash value of life
  insurance                                (200,839)     (99,597)     (138,699)
 Increase in note receivable                  --        (400,184)     (440,386)
 Payment for acquisition of business       (200,000)       --            --
 Cash proceeds from sale of property,
  plant and equipment                         5,100      319,155        11,250
 Cash paid for purchase of property,
  plant and equipment                    (1,063,231)  (1,898,586)   (1,458,233)
   Net Cash (Used In) Provided by
    Investing Activities                 (1,453,794)  (7,455,179)   10,944,955

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from bank loans                     --           --        3,300,000
 Repayment of bank loans                      --           --      (12,000,000)
 Dividends paid in cash                    (649,520)    (655,307)     (655,479)
 Reacquired Class A common shares              --          --           (4,416)
 Reacquired Class B common shares          (505,644)     (10,570)       (6,891)
 Subsidiary company stock reacquired
  from minority stockholders               (448,659)     (89,386)     (556,298)
 Proceeds from sale of subsidiary stock     143,256       35,716        96,333
  Net Cash Used in Financing Activities  (1,460,567)    (719,547)   (9,826,751)

NET INCREASE IN CASH                      1,392,387       65,191     1,737,630

CASH, JANUARY 1                           4,515,189    4,449,998     2,712,368

CASH, DECEMBER 31                        $5,907,576   $4,515,189    $4,449,998

           SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

  Cash paid (refunded) for income taxes  $ (439,012)  $  750,008    $ (218,816)
  Cash paid for interest                 $    --      $    --       $  315,084

The above changes in assets and
 liabilities excludes the following
 adjustments related to the minimum
 pension liability.
  Accumulated other comprehensive income $  347,828   $2,121,282    $1,334,717
  Deferred income tax benefits              195,128    1,312,295       794,019
  Accrued pension costs                    (542,956)  (3,433,577)   (2,128,736)

         See accompanying notes to Consolidated Financial Statements.

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1  Background and Significant Accounting Policies
     Background:
        Allen  Organ  Company  and  Subsidiaries  (Company)  operate  in   four
     industry segments: Musical Instruments, Data Communications, Electronic Assemblies, and Audio Equipment. See Note 22 for additional information on the operating activities of each segment.

     Principles of Consolidation:
        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (Allen Diversified, Inc. and Legacy Audio, Inc.) and majority-owned subsidiary (Eastern Research, Inc.). In addition, the Company has other inactive, wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

     Accounts Receivable Allowance:
         The Company records an allowance for uncollectible accounts receivable based on historical loss experience, customer payment patterns and current economic trends. Management reviews the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increases or decreases the allowance.

     Inventories:
        Inventories  are  valued  at the lower of  cost  or  market.   Cost  is
     determined  using  the  first-in,  first-  out  (FIFO)  method   for   all
     inventories.

     Property, Plant and Equipment:
        Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful asset lives using both straight-line and accelerated methods for financial reporting and accelerated methods for tax reporting purposes.

     Goodwill and Intangible Assets:
        Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".
        Prior to January 1, 2002, goodwill was amortized to expense on a straight-line basis over various periods of 5-20 years. The carrying value of goodwill was reviewed for possible impairment whenever events or changes in circumstances indicated that an impairment might exist.
        Intangible assets represent identifiable assets such as customer lists, developed technology and trademarks acquired in connection with the purchase of the Company's subsidiaries. Intangible assets are amortized on a straight-line basis over various periods, generally from 5 - 20 years, and are presented net of accumulated amortization of $3,696,762 and $3,024,517 at December 31, 2003 and 2002, respectively.
        The carrying value of goodwill and intangible assets for each business is continually reviewed to assess its recoverability from future operations, based on future cash flows (undiscounted) expected to be generated by such operations. Any impairment in value indicated by the assessment would be computed based on discounted cash flows and charged against current operations.

     Revenue Recognition:
        The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Service revenues are recognized when the services are performed. Deferred revenues represent cash received from customers in advance of revenues being recognized for the related payment.

     Research and Development and Advertising:
        Research and development and advertising expenditures are charged to expense as incurred. Research and development expenses are separately disclosed in the consolidated statements of operations while advertising costs were $278,327, $333,695, and $440,757 in 2003, 2002 and 2001,
     respectively.

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

     Reclassifications:
        Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

     New Accounting Standards:
        Effective  January  1,  2002,  the  Company  adopted  SFAS   No.   142.
     Accordingly, no amortization of goodwill was recognized in the accompanying consolidated financial statements of operations for the years ended December 31, 2003 and 2002, compared to $52,666 for the year ended December 31, 2001. In accordance with the provisions of SFAS No. 142, management has performed the required transitional impairment test of goodwill and has determined that no impairment loss need be recognized in the year ended December 31, 2003 and 2002. As required by SFAS No. 142, prior results have not been restated. A reconciliation of the previously reported net loss and loss per common share for the year ended December 31, 2001, as if SFAS No. 142 had been adopted as of January 1, 2001, is as follows:

           Reported net (loss) income            $(4,083,810)
           Add back: Goodwill amortization,
            net of related tax effect                 32,165
           Adjusted net (loss) income            $(4,051,645)

           Basic and diluted (loss) earnings
            per share, as reported               $     (3.49)
           Impact of goodwill amortization,
            net of tax                                  0.03
           Adjusted basic and diluted (loss)
            earnings per share                   $     (3.46)

        In December 2002, the FASB finalized EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This Issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. This Issue addresses how to determine whether arrangements involve the delivery or performance of multiple products, services, and/or rights to use assets. The adoption of this Issue did not have a material effect on the Company's concolidated financial statements.
        During 2003 the Financial Accounting Standards Board issued the following new statements that are applicable to the Company. These statements did not have a material effect on the Company's financial statements.
        SFAS 132 (revised), "Employers Disclosures about Pensions and Other Postretirement Benefits" - revises employers' disclosures about pension plans and other postretirement benefit plans. This additional disclosure is included in Note 16.
        SFAS  149,  "Amendment of Statement 133 on Derivative  Instruments  and
     Hedging Activities" - amends and clarifies financial accounting and reporting for derivative instruments under SFAS 133. The Company has no derivative instruments or hedges.
        SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" - establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company does not have any financial instruments to which this would be applicable.
        FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34", requires that a guarantor recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken and enhances the disclosures to be made by a guarantor. See Note 13 for disclosure of the Company's guarantee of financing arrangements of certain customers and Note 12 for disclosures related to the Company's product warranties. The adoption of this Interpretation did not have a material effect on the Company's consolidated financial statements.

Stock-Based Compensation:
        The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Since the Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation", only the disclosure requirements set forth in the Statements are presented.
        Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, as amended by SFAS No. 148, net income (loss) and earnings per share would have been decreased as follows:

                                            2003         2002          2001
        Net income (loss)
         As reported                     $1,396,896   $2,685,357   $(4,083,810)
          Deduct: Total stock-based
           employee compensation expense
           determined under fair value
           based method for all awards,
           net of related tax effects       (31,457)     (69,374)      (39,447)
             Pro forma                   $1,365,439   $2,615,983   $(4,123,257)

        Basic and diluted earnings
         (loss) per share
           As reported                        $1.20        $2.29        $(3.49)
           Pro forma                          $1.18        $2.23        $(3.52)

        The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating the fair value of options granted under the Allen Organ Company stock option plan in 2002; dividend yield of 1.40%, risk-free interest rate of 2.50%, expected life of seven years and expected volatility of 10%. There were no option grants under the Allen Organ Company stock option plan in 2003 and 2001.

NOTE 2  Business Acquisition
        On  July  24,  2003, the Company's subsidiary, Eastern  Research,  Inc.
     (ERI), purchased the assets of Avail Networks, Inc. (Avail) in exchange for $200,000 in cash and contingent payments based on future revenue related to the sale of Avail products during the first 30 months after the acquisition.
        Avail's intelligent last-mile broadband solutions enable service providers to deliver more revenue-generating services to their enterprise customers from a single customer located platform across metro fiber, traditional wireline and wireless access networks. Avail's flagship FronteraT products deliver multiple services to end-user sites in a variety of subscriber locations and configurations. In addition, this acquisition gives ERI access to Avail's advanced ATM (Asynchronous Transmission Mode) technology.
        Avail's sales prior to the acquisition date were minimal. As such, pro-forma financial information is not required for this acquisition. Due to lengthy sales cycles, these products did not add significant revenues in 2003.
        The purchase price was allocated $114,300 to property and equipment and $85,700 to intangibles.

NOTE 3   Investments
       The cost and fair value of investments in debt and equity securities are as follows:
                                                 Gross      Gross
                                   Amortized  Unrealized  Unrealized    Fair
                                      Cost       Gains      Losses      Value
      December 31, 2003
       Available for sale
        Equity securities        $    29,310  $     --    $     50  $    29,260
        Mutual Funds
         Short Term Gov't Funds    2,281,775        --      36,422    2,245,353
         Municipal Bond Funds     14,840,033        --       6,593   14,833,440
         Equity Funds                 35,832        --         714       35,118
       Totals                    $17,186,950  $     --    $ 43,779  $17,143,171

      December 31, 2002
       Available for sale
        Equity securities           $ 39,310  $     --    $  5,139  $    34,171
        Mutual Funds
         Short Term Gov't Funds    2,218,717        620      7,931    2,211,406
         Municipal  Bond Funds    14,891,036      9,612        --    14,900,648
         Equity Funds                 34,929        --       4,404       30,525
       Totals                    $17,183,992  $  10,232   $ 17,474  $17,176,750

        Marketable debt securities have an average contractual maturity of approximately 1 year or less.
        Realized gains and losses are determined based on the original cost of these investments using a first-in, first-out method. During 2003, 2002 and 2001, sales proceeds and gross realized gains and losses on securities classified as available for sale were:

                                     2003           2002           2001

     Sales proceeds               $ 526,866     $30,633,381    $18,682,314
     Gross realized losses        $   4,000     $   379,804    $   216,546
     Gross realized gains         $    --       $   536,052    $   282,181

        The change in net unrealized holding (loss) gain on securities available for sale of $(36,537), $55,961, and $283,786, net of deferred tax (benefit) expense of $(12,134), $20,842, and $104,213, has been included in accumulated other comprehensive loss in stockholders' equity for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 4  Inventories
                                               December 31,
                                            2003         2002
         Finished goods                 $ 3,945,007  $ 5,064,803
         Work in process                  5,525,106    5,707,215
         Raw materials                    4,456,060    5,451,664
          Total                         $13,926,173  $16,223,682

NOTE 5  Property, Plant and Equipment
                                                                   Estimated
                                               December 31,         Useful
                                            2003         2002        Lives
         Land and improvements          $ 2,369,298  $ 2,369,298       10 yrs
         Buildings and improvements       9,085,523    9,030,910   2 - 40 yrs
         Machinery and equipment         11,263,861   10,855,793   5 - 10 yrs
         Office furniture and equipment   5,385,231    4,886,443   3 - 8  yrs
         Vehicles                           179,369      186,187       4  yrs
          Sub-total                      28,283,282   27,328,631
         Less accumulated depreciation   18,116,278   16,471,137
          Total                         $10,167,004  $10,857,494

           Depreciation   expense   charged  to   operations   was   $1,846,367
       $2,158,302 and $2,303,209 in 2003, 2002 and 2001, respectively.

NOTE 6  Note Receivable
           The Company has entered into two split-dollar life insurance agreements with its President, who is the insured and owner of the policies. The policy owner is required to pay the portion of the premiums equal to the value of the economic benefit determined in accordance with applicable IRS Revenue Rulings. Due to rules included in the Sarbanes-Oxley Act of 2002 prohibiting the payment of these types of premiums, the Company did not pay any insurance premiums in 2003 related to these split-dollar agreements. In the past, the Company paid the balance of the net premiums, which approximates $450,000 annually.
           The agreements provide that the Company shall be entitled to recover the amount of premiums paid out of the built up cash value upon termination of the agreement or out of the proceeds upon the death of the insured. As security for repayment, the Company is a collateral assignee of the policy to the extent of any such unreimbursed premiums. The note receivable is also secured by the personal obligation of its President. The note receivable exceeds the cash surrender value of these policies by approximately $431,000 and $445,000 at December 31, 2003 and 2002, respectively. However, the Company's President has an adequate level of personal net assets to cover these amounts.

NOTE 7  Intangible Assets
           Intangible assets subject to amortization are as follows:

                           December 31, 2003    December 31, 2002
                                                                      Weighted
                                                                      Average
                          Gross   Accumulated   Gross   Accumulated Amortization
                         Amount   Amortization Amount   Amortization   Period

       Customer Lists  $  105,679 $   87,583 $  105,679 $   82,015   7 years
       Developed
        Technology      4,660,509  3,515,220  4,269,406  2,862,463   5 years
       Trademark          278,396     93,959    278,396     80,039  20 years
          Total        $5,044,584 $3,696,762 $4,653,481 $3,024,517

        Amortization expense was $672,245, $643,210 and $671,689 in 2003,  2002 and 2001, respectively. Estimated amortization expense for the next five years is as follows:

              2004                    $462,473
              2005                     178,004
              2006                     119,752
              2007                      84,328
              2008                      34,464

        As discussed in Note 2, ERI acquired the assets of Avail Networks for $200,000, which included $85,700 of intangible assets allocated to developed technology and will be amortized over five years. In addition, intangible assets of $305,403, $53,670 and $459,965 were recorded in 2003, 2002 and 2001, respectively, in connection with stock transactions with minority stockholders of ERI.
        Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were recorded in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. For intangible assets identified as having indefinite useful lives, the Company was required to test those intangible assets for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment was measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. The results of this analysis did not require the Company to recognize an impairment loss or to change the classification of intangible assets and amortization lives.

NOTE 8  Plant Closure Costs and Impairment Charges
        During 2001 the Company recorded a charge to operating expenses of $1,400,000 related to the impairment in the value of goodwill and intangibles which arose in connection with the previous acquisition of an entity. This write down was attributable to the downturn in the data communications industry in which the entity operated, the combination of this entity into another subsidiary and closure of the entity's facility, all of which reduced expectations of future cash flows.
        In connection with the consolidation of the operations of these two subsidiaries and the closure of one plant, the Company recorded a charge of $530,000 (including employee severance and benefits for nineteen employees and other exit costs). All of these costs were paid by December 31, 2002.

NOTE 9  Notes Payable - Bank
        In  June  2000  ERI obtained a term loan and revolving line  of  credit
     from  a  bank.   During  June 2001 ERI repaid all outstanding  bank  loans
     totaling $12,000,000 with funds provided by Allen Organ Company.

NOTE 10 Accrued Expenses
                                                        December 31,
                                                     2003        2002
           Accrued salaries and commissions       $1,876,287  $1,930,782
           Accrued warranty costs                    970,000     120,000
           Deferred revenue                          405,959     297,103
           Other                                     558,779     290,371
             Total                                $3,811,025  $2,638,256

NOTE 11 Deferred and Other Noncurrent Liabilities
                                                       December 31,
                                                     2003        2002
           Deferred compensation
            expense (see Note 16)                 $1,190,549  $  848,785
           Deferred revenue                          516,147       --
           Accrued warranty costs                    240,000     180,000
             Total                                $1,946,696  $1,028,785

NOTE 12 Warranty Costs
        The Company provides a warranty covering manufacturing defects for certain of its products for varying lengths of time. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale
     is  recorded.   The  activity in the warranty  accrual  is  summarized  as follows:
                                                       December 31,
                                                     2003       2002
           Accrual at beginning of year          $  300,000 $  300,000
           Additions charged to warranty expense  1,080,357    223,086
           Claims paid and charged against
             the accrual                           (170,357)  (163,086)
           Accrual at end of year                $1,210,000 $  300,000

NOTE 13 Commitments and Contingencies
        As of December 31, 2003, the Company is contingently liable for a maximum amount of approximately $1,309,000 in connection with the financing arrangements of certain customers.
        Under the terms of an agreement with the wife of the late Chairman and principal shareholder of the Company, the Company may be required to purchase within eight months of her death, at the option of her personal representative, an amount of Class B Common Shares then owned by her or includable in her estate for Federal Estate Tax purposes sufficient to pay estate taxes and costs, subject to the limitations of Section 303 of the Internal Revenue Code. At December 31, 2003, the shareholder owned or would have includable in her estate 263,382 shares of Class B Common Stock. The Company's obligation under this agreement is limited to the insurance proceeds to be received by the Company on life insurance purchased on the life of the shareholder, which policy has a face value of $6,000,000.
        In connection with the purchase of Avail Networks (see Note 2), ERI agreed to pay royalties of 5% of total net sales of qualifying products through January 2006 in excess of $1,500,000. The royalties are payable quarterly. There were no royalty payments made during 2003.
        ERI leases its offices and production facility under non-cancelable operating leases which expire at various dates through August 2005. Rent expense for all Company operating leases was $453,414, $413,733, and $495,816 in 2003, 2002 and 2001, respectively. Minimum annual rent payments for the operating leases are $372,876 in 2004 and $241,312 in 2005.

NOTE 14 Accumulated Other Comprehensive Loss
                                                          December 31,
                                                       2003         2002
           Unrealized loss on investments, net    $   (28,867) $    (4,464)
           Minimum pension liability adjustment    (3,803,827)  (3,455,999)
             Total                                $(3,832,694) $(3,460,463)

NOTE 15 Export Sales
        In 2003, 2002 and 2001, net sales by the Musical Instruments segment include export sales, principally to Canada, Europe and the Far East of $3,348,158, $3,248,480, and $3,759,129, respectively. Net sales by the
     Data Communications segment include export sales principally to Europe and Asia Pacific of $6,769,565 for 2003, $10,428,899 for 2002, and $3,342,587
     for 2001. Net sales by the Audio Equipment segment include export sales principally to Europe and the Far East of $119,780 for 2003, $69,222 for 2002, and $219,315 for 2001.

NOTE 16 Retirement Plans
        The Company sponsors two noncontributory defined benefit pension plans which cover substantially all of its employees. Salaried plan benefits are generally based on the employee's years of service and compensation levels. Hourly plan benefits are based on various monthly amounts for each year of credited service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.
        Effective December 31, 2003, the Company froze future benefit accruals under both the salaried and hourly defined benefit pension plans. The Company will continue to fund the plans and may terminate the plans in the future. The Company has replaced the retirement benefit previously provided to its employees under the defined benefit pension plan with a discretionary contribution to the Allen Organ Company Saving and Profit Sharing Plan. The discretionary contribution will be allocated to employee accounts based on their salary.
           Following are reconciliations of the pension benefit obligation and the value of plan assets:
                                           2003          2002          2001
      Pension benefit obligation
      Balance, beginning of year       $17,468,426   $16,112,915   $15,194,233
      Service cost                         436,305       393,927       353,266
      Interest cost                      1,089,526     1,085,299     1,055,508
      Benefits paid to participants     (1,112,879)   (1,117,494)   (1,012,126)
      Increase due to changes
       in data/assumptions                  64,574       993,779       522,034
         Balance, end of year          $17,945,952   $17,468,426   $16,112,915

      Plan assets
      Fair value, beginning of year    $11,514,344   $13,398,564   $15,689,627
      Actual investment returns            820,634    (1,663,508)   (1,278,937)
      Company contributions              1,030,000       852,041         --
      Benefits paid to participants     (1,112,879)   (1,072,753)   (1,012,126)
         Fair value, end of year       $12,252,099   $11,514,344   $13,398,564

           The funded status of the plans is as follows:
                                                           December 31,
                                           2003          2002          2001
      Excess of the value of plan
       assets over the benefit
       obligation                      $(5,693,853)  $(5,954,082)  $(2,714,351)
      Unrecognized net actuarial loss    6,105,269     6,509,847     3,095,047
      Adjustment to recognize
       minimum liability                (6,105,269)   (5,562,313)   (2,128,736)
      (Accrued) prepaid benefit cost   $(5,693,853)  $(5,006,548)  $(1,748,040)

        The adjustment to recognize the minimum pension liability of $6,105,269, net of deferred tax benefit of $2,301,442, has been included in other comprehensive income (loss) in stockholders' equity at December 31, 2003.
        The following weighted-average rates were used in determining the above plan information:
                                                    2003     2002     2001

      Discount rate on the benefit obligation       5.75%    6.25%    6.75%
      Expected long-term rate of return
       on plan assets                               7.00%    7.00%    8.00%
      Rate of long-term compensation increase       5.00%    5.00%    6.00%

        The  Company's overall expected long-term rate of return on  assets  is
     7.0  percent.   The  expected long-term rate of return  is  based  on  the portfolio that management expects to maintain as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

           Pension expense is comprised as follows:
                                           2003          2002          2001

      Service cost                     $  436,305    $  393,927    $  353,266
      Interest cost                     1,089,526     1,085,299     1,055,508
      Expected return on plan assets     (768,716)   (1,036,157)   (1,210,756)
      Amortization of net gain from
       prior periods                        --          133,903         --
      Amortization of transition asset      --            --          (72,012)
        Net pension cost               $1,174,349    $  576,972    $  126,006

        The foregoing net amounts regarding the pension benefit obligation and the value of plan assets are based on a combination of both overfunded and underfunded plans. The aggregate amounts relating to underfunded plans are as follows:
                                                     December 31,
                                          2003          2002          2001

      Projected benefit obligation    $17,945,952   $17,468,424   $16,112,915
      Accumulated benefit obligation   17,945,952    16,520,892    15,146,604
      Fair value of plan assets        12,252,099    11,514,344    13,398,564

        The allocation of the fair value of plan assets of the Company's pension plans at December 31, 2003, 2002 and 2001 were as follows:
                                                    December 31,
                                           2003         2002          2001

           Equity Security Funds            20%          --            61%
           Debt Security Funds              --           --            39%
           Stable Asset Fund                34%          --            --
           Cash and Equivalents Fund        46%         100%           --
             Total                         100%         100%          100%

        The Company's investment policies and strategies for the pension benefit plans do not use target allocations for the individual asset categories. The Company expects to increase its allocation to Equity Security Funds to approximately 50% while decreasing its allocation to the Cash and Equivalents Fund to approximately 30%. Management will continue to monitor market conditions and make changes in asset allocation that it feels are appropriate to balance the risk and return on plan investments. The Company's investment goals are to maximize returns subject to specific risk management policies. Its risk management policies permit investments in mutual funds and prohibit direct investments in debt and equity securities and derivative financial instruments. The Company addresses diversification by the use of mutual fund investments whose underlying investments are in domestic and international fixed income securities and domestic and international equity securities. These mutual funds are readily marketable and can be sold to fund benefit payment obligations as they become payable.
        The Company expects to contribute a total of $1,000,000 to its pension plans in 2004.
        The Company provides a 401(k) deferred compensation and profit sharing plan for the benefit of eligible employees. The plan allows eligible employees to defer a portion of their annual compensation, pursuant to
     Section 401(k) of the Internal Revenue Code. Profit-sharing contributions to the plan are discretionary as determined by the Company's board of directors. The Company contributions were $58,325, $85,658 and $248,650 in 2003, 2002 and 2001, respectively.
        The Company provides supplemental executive retirement plans (deferred compensation) for three of its officers. These plans provide for discretionary Company contributions, which vest over a five year period, accrue interest at the prime rate, not to exceed 9%, and are payable upon the executive's death or retirement. Expense related to these arrangements  was  $72,318, $70,871 and $78,303 in 2003,  2002  and  2001,
     respectively. The accrued benefits were $405,174 and $332,856 at December 31, 2003 and 2002, respectively.

NOTE 17 Investment Income
                                                       December 31,
                                              2003        2002         2001

       Interest Income                     $ 429,440   $ 550,697   $  910,144
       Dividend Income                         6,959       9,390      173,653
       Gain (Loss) on Sale of Investments     (4,000)    156,248      (65,635)
         Total                             $ 432,399   $ 716,335   $1,018,162

NOTE 18 Income Taxes
           The provision for income taxes consists of the following:
                 2003                    2002                     2001

          Currently              Currently               Currently
           Payable   Deferred     Payable    Deferred     Payable     Deferred

Federal   $439,000  $(448,000)  $1,252,000  $(456,000) $(1,347,000) $(1,014,000)
State      132,000   (198,000)     417,000   (102,000)     179,000     (178,000)
 Total    $571,000  $(646,000)  $1,669,000  $(558,000) $(1,168,000) $(1,192,000)

           A reconciliation of the provision for income taxes with the statutory rate follows:
                                2003              2002              2001
   Statutory provision for
   federal income tax     $449,000  34.0%  $1,291,000  34.0% $(2,180,000)(34.0)%
   State taxes, net of
    federal tax benefits   106,000   8.0      143,000   3.8     (549,000) (8.6)
   Tax credits            (347,000)(26.3)    (311,000) (8.2)    (363,000) (5.7)
   Tax-exempt income       (56,000) (4.2)     (64,000) (1.7)     (96,000) (1.5)
   Exempt income of
    foreign sales
    corporation           (104,000) (7.9)    (136,000) (3.6)    (100,000) (1.6)
   Other items, net         27,000   2.0       18,000   0.5       28,000   0.4
   Effect of change in
    valuation allowance of
    deferred tax assets:
     Federal                 --       --      105,000   2.8      350,000   5.4
     State                (150,000)(11.3)      65,000   1.7      550,000   8.6
                          $(75,000) (5.7)% $1,111,000  29.3% $(2,360,000)(36.8)%

           The following temporary differences give rise to the net deferred tax asset at December 31, 2003 and 2002.

                                                           2003          2002
        Deferred Tax Assets
         Excess of book depreciation/amortization
          over tax depreciation/amortization           $  375,529    $  479,305
         Excess of book over tax pension expense        1,766,324     1,831,377
         Loss on investments not recognized
          for tax purposes                                 14,913        36,839
         Deferred compensation not recognized
          for tax purposes                                447,759       330,424
         Net operating loss and credit carryforwards    1,872,221     1,876,210
         Other liabilities                                646,331       361,453
         Reserve for bad debts                            227,846       194,586
         Warranty reserve                                 454,989       115,959
         Inventory reserve                              1,448,493     1,358,989
           Sub-total                                    7,254,405     6,585,142
         Valuation Allowance                           (1,020,000)   (1,170,000)
           Total Deferred Tax Assets                   $6,234,405    $5,415,142

        Deferred taxes are included in the Company's financial statements as follows:
                                                          2003          2002
             Current deferred tax asset                $2,741,167    $1,992,694
             Non-current deferred tax asset             3,493,238     3,422,448
               Total deferred tax asset                $6,234,405    $5,415,142

        At December 31, 2003, the Company has available approximately $2,337,000 of unused federal and $15,132,000 of unused state net operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2004 to 2023. In addition, the Company has $750,000 in state tax credit carryforwards that expire in various years from 2008 to 2018. The Company has a valuation allowance of $1,020,000 for the deferred tax assets related to the uncertainty of realizing state net operating loss carryforwards, state credit carryforwards and federal net operating losses of a subsidiary prior to inclusion in the consolidated federal income tax return. The decrease in the 2003 valuation allowance is primarily related to the loss of VIR,Inc's state net operating loss carryforwards, which were previously fully reserved.
        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
NOTE 19 Earnings Per Share
        The following shows the amounts used in computing earnings per share and the effect on weighted average number of shares for dilutive potential common stock.
                                               2003       2002       2001

          Weighted average number of
           common shares used in basic
           earnings per share                1,160,008  1,170,191  1,170,480
          Effect of stock options                  473      --         --
          Weighted average number of
           common shares use in diluted
           earnings per share                1,160,481  1,170,191  1,170,480

        Outstanding stock options to purchase 12,000 shares of common stock were not included in computing earnings per share for 2002 because the effect was antidilutive. There were no stock options outstanding in 2001.

NOTE 20 Stock Option Plans
        In   July   2002,  the  Company  established  an  employee  stock-based
     compensation  plan to assist in attracting and retaining  personnel.   The
     maximum number of the Company's Class B shares that may be issued under the plan approximates a 9% interest in the Company. Options are issued at the fair market value on the date of grant. The maximum term of the options is ten years, and generally vest equally over four years.
        As  of  December  31, 2003, total options issued represent  1%  of  the
     shares  currently  outstanding.   Vested options  represent  0.4%  of  the
     currently outstanding shares.
        Following is a summary of the activity under the plan:
                                                        December 31,
                                                 2003                2002
                                                    Weighted            Weighted
                                                     Average             Average
                                         Number of  Exercise Number of  Exercise
                                           Shares     Price   Shares      Price

       Outstanding at beginning of year    12,000    $39.00      --      $  --
       Granted                               --        --      12,000     39.00
       Exercised                             --        --        --         --
       Forfeited                             --        --        --         --
       Outstanding at end of year          12,000    $39.00    12,000    $39.00

         Weighted average fair value
          of options granted
          during the year                  $  --               $ 5.03

        Following is a summary of the status of options outstanding at December 31, 2003:
                  Options Outstanding                  Options Exercisable
                     Weighted Avg.
                      Remaining    Weighted Avg.
Exercise   Number    Contractual     Exercise       Number        Weighted Avg.
 Price   Outstanding    Life          Price       Exercisable    Exercise Price

 $39.00    12,000     8.56 years     $39.00         4,800            $39.00

         ERI also provides an employee stock-based compensation plan to assist in attracting and retaining personnel. The maximum number of subsidiary shares that may be issued under the plan approximates a 15% interest in the subsidiary. Options are generally issued at the estimated fair market
     value.   The maximum term of the options is six years, and generally  vest equally over four years.
        As of December 31, 2003, total options issued represents 9% of the ERI shares currently outstanding. Vested options consist of 5% of the currently outstanding shares of ERI.
        ERI recognized compensation expense of $144,875 in 2003 and $59,375 in both 2002 and 2001 related to options granted with an exercise price less than the fair market value on the date of grant.
        See Note 1 for the pro forma effects on net income (loss) and earnings per share had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, as amended by SFAS No. 148.

NOTE 21 Related Party Transactions
        A member of the Company's Board of Directors is a principal in firms providing legal and financial advisory services. Legal fees paid were $153,149, $45,851 and $75,094 in 2003, 2002 and 2001, respectively.
     Financial advisory fees paid were $6,000 in both 2003 and 2002 and $11,753 in 2001.

NOTE 22 Industry Segment Information
        The  Company's  operations are classified into four industry  segments:
     Musical Instruments, Data Communications, Electronic Assemblies and Audio Equipment. The Musical Instruments segment is comprised of operations principally involved in the design, manufacture, sale and distribution of electronic keyboard musical instruments, primarily digital organs and related accessories. Musical instruments are sold primarily to retail dealers worldwide.
        The Data Communications segment is involved in the design, sale and distribution of data communications equipment. Data communications products are sold direct to customers and distributors worldwide and to a smaller extent under OEM agreements with some customers.
        The Electronic Assemblies segment is involved in the manufacture, sale and distribution of electronic assemblies for outside customers used primarily as control devices and other circuitry in their products. Subcontract assembly services are provided primarily to industrial concerns in Pennsylvania and New Jersey.
        The Audio Equipment (Legacy Audio, Inc.) segment is involved in the design, manufacture, sale and distribution of high quality speaker cabinets and related equipment for hi-fi stereo and home theater applications. Legacy's products are sold worldwide primarily through independent retail dealers and, to a lesser extent, directly to individual customers.
        Intersegment sales are generally priced at cost plus a percentage mark-up, and are generally marginally less than prices which would be charged for the same product to unaffiliated customers. Intersegment sales are excluded from net sales reported in the accompanying consolidated statements of income. Identifiable assets by segment are those assets that are used in the Company's operations within that segment. General corporate assets consist principally of cash and short-term investments.
        The Electronic Assemblies segment derived 61% of its 2003 net sales from two customers and 73% and 82% of its net sales from three customers in 2002 and 2001, respectively. The Data Communications segment derived 16% of its 2003 net sales from one customer, 40% of its net sales from two customers in 2002 and 13% of its net sales from one customer in 2001. The Company's Musical Instrument and Audio Equipment segments are not dependent on any single customer.
        In October 2002, Legacy Audio, Inc. sold its manufacturing plant located in Springfield, Illinois for $285,000 (net of selling expenses) and recognized a gain on the sale of approximately $7,000. Legacy ceased operations at this facility effective August 31, 2002 and consolidated all of its production into the Company's manufacturing facility in Macungie, PA.
        Following is a summary of segmented information for 2003, 2002 and 2001.

                                                      December 31,
                                           2003           2002          2001
            Net Sales to
            Unaffiliated Customers
              Musical Instruments       $20,381,904   $24,942,925   $24,375,642
              Data Communications        36,022,256    36,536,174    25,909,885
              Electronic Assemblies       2,819,640     4,750,143     8,382,021
              Audio Equipment             1,564,258     1,510,306     1,822,965
               Total                    $60,788,058   $67,739,548   $60,490,513

            Intersegment Sales
              Musical Instruments       $   823,199   $   435,915   $    91,820
              Data Communications            84,418         --          193,664
              Electronic Assemblies         344,553       131,540        79,651
              Audio Equipment                88,205        88,909        87,777
               Total                    $ 1,340,375   $   656,364   $   452,912

            Income (Loss) from Operations
              Musical Instruments       $  (764,639)  $ 2,024,144   $ 2,174,970
              Data Communications         2,446,213     2,091,520    (8,425,231)
              Electronic Assemblies        (457,366)     (401,165)      125,000
              Audio Equipment              (334,711)     (634,477)     (988,353)
               Total                    $   889,497   $ 3,080,022   $(7,113,614)

            Identifiable Assets
              Musical Instruments       $16,762,054   $17,301,133   $17,664,908
              Data Communications        26,164,502    25,868,894    19,596,306
              Electronic Assemblies       2,065,776     2,373,162     3,377,712
              Audio Equipment             1,541,238     1,623,546     2,795,550
               Sub-total                 46,533,570    47,166,735    43,434,476
              General corporate assets   25,416,706    26,196,133    23,037,776
               Total                    $71,950,276   $73,362,868   $66,472,252

            Capital Expenditures
              Musical Instruments       $   155,195   $ 1,037,338   $   528,998
              Data Communications           904,861       670,320       736,538
              Electronic Assemblies           --          188,487       188,272
              Audio Equipment                 3,175         2,441         4,425
               Total                    $ 1,063,231   $ 1,898,586   $ 1,458,233

            Depreciation and Amortization
              Musical Instruments       $   765,196   $   759,689   $   690,084
              Data Communications         1,596,862     1,864,921     2,093,476
              Electronic Assemblies         120,679       126,321       113,027
              Audio Equipment                35,875        50,581        78,311
               Total                    $ 2,518,612   $ 2,801,512   $ 2,974,898

            Income Tax Expense (Benefit)
              Musical Instruments       $   (20,000)  $ 1,240,000   $ 1,186,000
              Data Communications           312,000       138,000    (3,565,000)
              Electronic Assemblies        (204,000)     (152,000)       47,000
              Audio Equipment              (163,000)     (115,000)      (28,000)
               Total                    $   (75,000)  $ 1,111,000   $(2,360,000)

NOTE 23 Quarterly Financial Data (Unaudited)

                   First       Second       Third        Fourth
         2003     Quarter      Quarter      Quarter      Quarter      Total
Net Sales      $13,874,464  $12,725,880  $14,932,091  $19,255,623  $60,788,058
Gross Profit     5,274,954    5,222,827    6,588,075    8,008,589   25,094,445
Net Income
 (Loss)            (19,808)    (149,898)     200,923    1,365,679    1,396,896
Easrnings (Loss)
 per Share           (0.02)       (0.13)        0.17         1.18         1.20

         2002
Net Sales      $15,977,488  $17,403,733  $15,705,708  $18,652,619  $67,739,548
Gross Profit     6,628,428    7,158,583    5,755,644    6,233,054   25,775,709
Net Income         931,539    1,009,634      528,362      215,822    2,685,357
Earnings per Share    0.80         0.86         0.45         0.18         2.29

         2001
Net Sales      $13,259,398  $15,119,294  $15,385,870  $16,725,951  $60,490,513
Gross Profit     3,381,851    3,890,162    5,173,502    6,337,581   18,783,096
Net (Loss)
 Income         (2,625,492)  (1,565,281)    (263,425)     370,388   (4,083,810)
(Loss) Earnings
 per Share           (2.24)       (1.34)       (0.23)        0.32        (3.49)

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.

                 (a)            Identification of Directors
                                                               Time Period
                              Date Term                         Position
Name                           Expires       Age  Position         Held

Steven Markowitz             Next Annual     50   Director     Since 1980
                           Meeting in 2004
Eugene Moroz (1)             Next Annual     80   Director     Since 1968
                           Meeting in 2004
Leonard W. Helfrich          Next Annual     74   Director     1964 - 1968
                           Meeting in 2004                     and 1972 to
                                                               present
Orville G. Hawk (1)          Next Annual     86   Director     Since 1989
                           Meeting in 2004
Albert F. Schuster           Next Annual     84   Director     Since 1989
                           Meeting in 2004
Martha Markowitz             Next Annual     82   Director     Since 1991
                           Meeting in 2004
Jeffrey L. Schucker (1)      Next Annual     49   Director     Since 1996
                           Meeting in 2004
Ernest Choquette             Next Annual     50   Director     Since 1998
                           Meeting in 2004
Michael F. Doyle             Next Annual     49   Director     Since 2001
                           Meeting in 2004

   (1)  Audit Committee member.

           (b)  Identification of Executive Officers.
                    Date Term                                  Time Period
Name                 Expires       Age   Position             Position Held

Steven Markowitz   Next Annual     50    President            1990 to present
                 Meeting in 2004

Barry J. Holben    Next Annual     51    Vice President-Sales October 1995 to
                 Meeting in 2004                              present

Dwight A. Beacham  Next Annual     57    Vice President-      October 1995 to
                 Meeting in 2004         Product Development  present

Nathan S. Eckhart  Next Annual     40    Vice President-      May 1996 to
                 Meeting in 2004         Finance, Treasurer,  present
                                         Secretary

                  (c) Identification of Certain Significant Employees. Not applicable.

                  (d)  Family Relationships.
                        Except  for Martha Markowitz and Steven  Markowitz,
                  who are mother and son, there is no family relationship between any officers or directors of the Company.

                  (e)  Business Experience.
                             (1)   Steven  Markowitz, Barry Holben,  Dwight
                       Beacham and Nathan Eckhart, have been employees of the Company in executive capacities for at least the last five years.
                                  Mr. Moroz was employed by the Company for
                       over 50 years, having last held the position of Vice President. He retired from active employment in May 1998 and continues to serve on the Board of Directors.
                                  Mr.  Helfrich was employed by the Company
                       for nearly 40 years as Vice President-Finance and Secretary before retiring in March 2000 and continues to serve on the Board of Directors.
                                  Mr.  Hawk, who has been retired more than
                       five (5) years, was formerly Chairman of the Board and President of First National Bank of Allentown.
                                 Mr. Schuster is a church director of music
                       and prior to his retirement more than five (5) years ago was a supervisor at Bethlehem Steel Corporation.
                                  Mrs.  Markowitz  is the widow  of  Jerome
                       Markowitz, the Company's founder, and she represents the family's interest in the Company.
                                  Mr.  Schucker  is  a  Vice  President  at
                       National Penn Bank. Prior to joining the bank, he worked as an investment banker at various firms including Managing Director with Griffin Financial Group, President of Middle Market Capital Advisors, L.L.C. (MMCA) and Vice President of Meridian Capital Markets.
                                 Mr. Choquette has been a member of the law
                       firm of Stevens & Lee, Reading PA, for over 20 years and currently serves as Co-Chairman of their Corporate Group. Stevens & Lee serves as general counsel to the Company.
                                  Mr.  Doyle is President of the  Company's
                       subsidiary, Eastern Research, Inc. Prior to joining ERI in May of 1997, Mr. Doyle had 20 years experience in the data communications industry including positions at Infotron Systems, Inc., Dowty Communications, Inc., Teleos Communications, Inc. and Madge Networks, Inc.

                  (f)    Involvement  in  Certain  Legal   Proceedings   by
                   Directors or Officers.

                       None.

                  (g)    Section   16(a)  Beneficial  Ownership   Reporting
                  Compliance.

                        Based  on  a review of forms required to  be  filed
                  under Section 16 of the Securities and Exchange Act of 1934 and furnished to the Company as required by SEC rules, no person subject to Section 16 of the Exchange Act failed to file on a timely basis any forms required by such Section during 2003.

                  (h)  Audit Committee Financial Expert

                       The Company's Board of Directors has determined that
                  Jeffrey L. Schucker is a financial expert serving on the Company's audit committee and that he is independent within the meaning of NASDAQ listing standards.

                  (i)  Code of Ethics.

                        The  Company has adopted a Code of Business Conduct
                  and Ethics that applies to all company employees including its principle executive and principal financial officers. A copy of the Code of Business Conduct and Ethics is filed as Exhibit 14 to this form 10-K.

Item 11.    Executive Compensation.
                 Deleted paragraphs and/or columns are not applicable.

             (b)  SUMMARY COMPENSATION TABLE:
                                                        Long Term
                                                       Compensation
                                   Annual Compensation  Securities   All Other
                                      Salary   Bonus    Underlying Compensation
Name  and  Principal  Position  Year     $       $      Options(#)      $

Steven A. Markowitz, President  2003  151,675    -           -       38,886 (1)
  (Chief Executive Officer)     2002  147,855    -           -       20,969
                                2001  140,616    -           -       48,739

Dwight A. Beacham,              2003  104,850    -           -       17,052 (2)
  Vice President - Product      2002  101,918    -        4,000      12,049
   Development                  2001   99,209    -           -        8,985

Barry J. Holben,                2003  106,628    -           -       17,052 (2)
  Vice President - Sales        2002  104,008    -        4,000      12,049
                                2001   99,964    -           -        8,985

Nathan S. Eckhart,              2003  107,630    -           -       13,533 (2)
  Vice President - Finance,     2002  102,823    -        4,000       9,527
  (Treasurer and Secretary)     2001   99,586    -           -       13,699

(1)-Value of split dollar life insurance policy. See Note 16 to the accompanying Consolidated Financial Statements for additional information on this arrangement.

(2)-Value of vested deferred compensation earned under supplemental executive retirement plans. See Note 16 to the accompanying Consolidated Financial Statements for additional information on these arrangements.

             (c)  OPTION GRANTS IN LAST FISCAL YEAR:
                     There were no stock options granted or exercised during 2003 under the Allen Organ Company stock option plan.

             (d)  AGGREGATE OPTIONS EXERCISED IN LAST  YEAR
                   AND DECEMBER 31, 2003 OPTION VALUE:

                                Number of Securities        Value of
                                    Underlying          Unexercised In-The
                                Unexercised Options     Money Options at
                Shares          at December 31, 2003    December 31, 2003
        Acquired on   Value               (#)                   ($)
          exercise  Realized                              (1)          (1)
   Name      (#)      ($)   Exercisable Unexercisable Exercisable Unexercisable

Dwight A.
 Beacham      0        0       1,600        2,400       $9,600       $14,400
Barry J.
 Holben       0        0       1,600        2,400       $9,600       $14,400
Nathan S.
 Eckhart      0        0       1,600        2,400       $9,600       $14,400

      (1) Based on market value of $45.00 per share for Allen Organ Company Class B common stock at December 31, 2003

             (f)  Defined Benefit or Actuarial Plan Disclosure.

                                  As  discussed in Note 16 to the Company's
                  financial statements included in Item 8, future benefit accruals under the Company's defined benefit pension plan were frozen as of December 31, 2003. Based on the 2003 actuarial report fro the Plan the estimated annual retirement benefit under the Plan to each of the named executive officers would be as follows: Steven A. Markowitz (age 50) - $30,985; Dwight A. Beacham (age 57)
                  -  $19,557; Barry J. Holben (age 51) - $13,876; Nathan S.
                  Eckhart (age 40) - $12,015.


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

           (b)    Each   class  of  equity  securities  of  the  registrant
           beneficially owned directly or indirectly by all directors naming them and directors and officers of the registrant, as a group, without naming them. Directors not named in the following table do not beneficially own any equity securities of the registrant. Information as of December 31, 2003.

                                                    Percent  Percent
                                        Nature of     of       of
                 Class     Class        Beneficial  Class    Class
Directors          A         B          Ownership     A        B

Steven Markowitz     58                 (1) (3)      .07 %
                           13,562       (1) (3)               1.26%
                81,531*                 (2) (4)    97.22 %
                         242,016*       (2) (4)              22.57%

Eugene Moroz                6,290       (1) (3) as
                                        to 6,290
                            6,000       (2) (4) as
                                        to 6,000              1.15%

Leonard W. Helfrich           258       (2) (4)                .02%

Orville G. Hawk                50       (2) (4)                .005   %

Martha Markowitz           21,366       (1) (3)               1.99%
                81,531*                 (2) (4)    97.22 %
                         242,016*       (2) (4)              22.57%


                                                    Percent  Percent
All Directors                                         of       of
and Officers       Class     Class                   Class    Class
as a Group           A         B                       A        B

     12           81,589**  289,542**               97.29%** 26.61%


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

Item 13.    Certain Relationships and Related Transactions

            See Note 13 to the Consolidated Financial Statements concerning an agreement between the Company and Martha Markowitz, a Director of the Company.
            Ernest Choquette, a member of the Company's Board of Directors, is a principal in firms providing legal and financial advisory services. Legal fees paid were $153,149, $45,851 and $75,094 in 2003, 2002 and 2001, respectively. Financial advisory fees paid were $6,000 in both 2003 and 2002 and $11,753 in 2001.

Item 14.    Principal Accountant Fees and Services
                                                    2003       2002
            (1) Audit Fees                        $116,000   $121,551
            (2) Audit-Related Fees                  13,500     17,500
            (3) Tax Fees                           116,200    113,250
            (4) All Other Fees                        -          -
                 Total Fees                       $245,700   $252,301

            Audit-Related Fees include assurance services provided for the Company's retirement plans and other fees related to understanding and implementing new Financial Accounting Standards.

            Tax Fees include fees for compliance services, assistance with compliance documentation and various other tax issues that arise from time to time.

            The audit committee of the Board of Directors pre-approves all audit and permissible non-audit services provided by the Company's independent auditors. All of the services provided by the Company's independent auditors set forth above were pre-approved by the audit committee.

                                  PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
            (a)  (1)  Financial Statements
                       The  following consolidated financial statements  of
                 Allen  Organ Company and its subsidiaries are included  in
                 Part II, Item 8:
                      Independent Auditors' Report.
                       Consolidated Balance Sheets as of December 31,  2003
                 and 2002.
                      Consolidated Statements of Income for the years ended
                 December 31, 2003, 2002, and 2001.
                       Consolidated Statements of Stockholders' Equity  for
                 the years ended December 31, 2003, 2002, and 2001.
                       Consolidated Statements of Cash Flows for the  years
                 ended December 31, 2003, 2002, and 2001.
                      Notes to Consolidated Financial Statements.
                        The   individual   financial  statements   of   the
                 Registrant's subsidiaries have been omitted, as they are all included in the Consolidated Financial Statements referred to above.
                 (a)  (2) Financial Statement Schedules
                       Schedule II. Valuation and Qualifying Accounts for the three years ended December 31, 2003.
                                            Schedules   other  than   those
                           listed  above  are  omitted  because  they   are
                           either  not required, are not applicable or  the
                           required   information  is  presented   in   the
                           Consolidated Financial Statements.
                 (a)  (3) Exhibits
                      Exhibit No.    Description
                      2(4)      Plan of acquisition
                      3.1(1)    Articles of Incorporation, as amended
                      3.2(2)    Bylaws, as amended
                      10.1(7)   Allen Organ Company Stock Option Plan
                      10.2(3)   Agreement of Amendment between the Company
                                and Martha Markowitz
                      10.3(5)   Executive Bonus Program  and
                                Endorsement  Split  Dollar  Life   Insurance
                                Agreements  between the Company  and  Dwight
                                A.  Beacham, Nathan S. Eckhart and Barry  J.
                                Holben
                      14        Code  of Business Conduct and Ethics
                      21        Subsidiaries of the registrant
                      31.1      Rule      13a-14(a)/15d-14(a)
                                Certification - Chief Executive Officer
                      31.2      Rule      13a-14(a)/15d-14(a)
                                Certification - Chief Financial Officer
                      32        Section 1350 Certifications
                      99.1(6)   Audit Committee Charter

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

                 (b) Reports on Form 8-K. None filed during the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ALLEN ORGAN COMPANY



Date:  March 26, 2004                /s/STEVEN A. MARKOWITZ
                                     Steven A. Markowitz
                                     Chief Executive Officer,
                                     President and Director


Date:  March 26, 2004                /s/NATHAN S. ECKHART
                                     Nathan S. Eckhart
                                     Vice President-Finance,
                                     Chief Financial and
                                     Principal Accounting Officer


Date:  March 26, 2004                /s/LEONARD W. HELFRICH
                                     Leonard W. Helfrich
                                     Director


Date:  March 26, 2004                /s/MARTHA MARKOWITZ
                                     Martha Markowitz
                                     Director


Date:  March 26, 2004                /s/ERNEST CHOQUETTE
                                     Ernest Choquette
                                     Director


Date:  March 26, 2004                /s/MICHAEL F. DOYLE
                                     Michael F. Doyle
                                     Director

     Allen Organ Company and Subsidiaries

     Schedule II - Valuation and Qualifying Accounts

     For the Years Ended December 31, 2003, 2002 and 2001



                                Additions  Additions     Write       Balance
                    Balance at   Charged    Charged       Offs         at
                    Beginning      to       to Other      And         End
    Description      Of Year     Expense    Accounts   Recoveries    Of Year


  Year Ended
   December 31, 2003
  Allowance for
   Doubtful
    Accounts       $ 502,209      $174,614    $   -     $ (71,328) $  605,496
  Valuation
   Allowance
   Deferred Tax
   Asset           1,170,000          -           -      (150,000)  1,020,000

  Year Ended
   December 31, 2002
  Allowance for
   Doubtful
    Accounts       $ 350,492      $234,117    $   -     $ (82,400) $  502,209
  Valuation
   Allowance
   Deferred Tax
   Asset           1,000,000       170,000        -         -       1,170,000

  Year Ended
   December 31, 2001
  Allowance for
   Doubtful
   Accounts        $ 428,791      $ 96,259     $  -     $(174,558) $  350,492
  Valuation
   Allowance
   Deferred Tax
   Asset             100,000       900,000        -          -      1,000,000