Form 10-Q
period 2004-03-31
ALLEN ORGAN CO
filed 2004-05-14
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended March 31, 2004

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

                              Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.
                              Yes       No  X

Number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 2004:

                    Class A - Voting          83,864               shares
                    Class B - Non-voting   1,072,379               shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements
          Consolidated Condensed Statements of Income for the three months ended March 31, 2004 and 2003

          Consolidated Condensed Balance Sheets at March 31, 2004 and December 31, 2003

          Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2004 and 2003

          Notes to Consolidated Condensed Financial Statements

   Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3.Quantitative and Qualitative Disclosures About Market Risk

   Item 4.Controls and Procedures

Part II    Other Information
   Item 2.Changes in Securities and Use of Proceeds
   Item 6.Exhibits and Reports on Form 8-K
   Signatures
   Exhibits

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                             Three Months Ended March 31,
                                                   2004         2003

         Net Sales                             $16,718,716  $13,874,464


         Costs and Expenses
          Costs of sales                         8,839,700    8,599,510
          Selling, general and administrative    4,320,415    3,467,966
          Research and development               2,826,396    1,930,495
          Other expense, net                        11,688          878
           Total costs and expenses             15,998,199   13,998,849

         Income (Loss) from Operations             720,517     (124,385)

         Interest and Other Income                  83,157      104,577

         Income (Loss) Before Taxes                803,674      (19,808)

         Income Taxes                              121,000        --

         Net Income (Loss)                     $   682,674  $   (19,808)

         Basic and Diluted Earnings (Loss)
          Per Share                            $      0.59  $     (0.02)

         Dividends Per Share - Cash            $      0.14  $      0.14

         Total Comprehensive Income (Loss)     $   692,190  $   (22,322)

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  March 31,  December 31,
                     ASSETS                          2004        2003
                                                 (Unaudited)   (Audited)
Current Assets
  Cash                                            $6,859,159  $5,907,576
  Investments Including Accrued Interest          17,206,668  17,143,171
  Accounts Receivable, net of reserves of
   $616,892 and $605,496, respectively             9,510,525  11,652,365
  Inventories:
     Raw Materials                                 4,454,634   4,456,060
     Work in Process                               5,944,017   5,525,106
     Finished Goods                                3,977,327   3,945,007
      Total Inventories                           14,375,978  13,926,173
  Prepaid Expenses                                   956,151     491,444
  Deferred Income Taxes                            2,736,191   2,741,167
     Total Current Assets                         51,644,672  51,861,896

Property, Plant and Equipment                     28,784,968  28,283,282
  Less Accumulated Depreciation                  (18,567,428)(18,116,278)
     Net Property, Plant and Equipment            10,217,540  10,167,004

Other Assets
  Note Receivable from Related Party               2,397,291   2,397,291
  Cash Value of Life Insurance                     2,474,002   2,474,002
  Deferred Income Taxes                            3,493,238   3,493,238
  Intangible Assets, net                           1,232,204   1,347,822
  Goodwill, net                                      194,523     194,523
  Other Assets                                        14,500      14,500
     Total Other Assets                            9,805,758   9,921,376
     Total Assets                                $71,667,970 $71,950,276

          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Accounts Payable                                $1,219,585  $1,278,535
  Accrued Income Taxes                               383,626     657,941
  Other Accrued Expenses                           3,903,412   3,811,025
  Customer Deposits                                2,364,774   2,197,393
     Total Current Liabilities                     7,871,397   7,944,894

Noncurrent Liabilities
  Deferred and Other Noncurrent Liabilities        2,069,661   1,946,696
  Accrued Pension Costs                            4,831,853   5,693,853
     Total Noncurrent Liabilities                  6,901,514   7,640,549
     Total Liabilities                            14,772,911  15,585,443

STOCKHOLDERS' EQUITY
  Class A Voting Common stock, $1 par value,
   400,000 shares authorized,
   127,232 shares issued                             127,232     127,232
  Class B Non-Voting Common stock, $1 par value,
   3,600,000 shares authorized,
   1,410,761 shares issued                         1,410,761   1,410,761
  Capital in Excess of Par Value                  13,150,610  13,150,610
  Retained Earnings
     Balance, Beginning                           58,015,139  57,267,763
     Net Income                                      682,674   1,396,896
     Dividends - Cash 2004 and 2003                 (161,874)   (649,520)
     Balance, End                                 58,535,939  58,015,139
  Accumulated Other Comprehensive Loss            (3,823,178) (3,832,694)
     Sub-total                                    69,401,364  68,871,048
  Treasury Stock, at cost, 43,368 Class A
   shares in 2004 and 2003,338,382 Class B
   shares in 2004 and 338,380 in 2003            (12,506,305)(12,506,215)
     Total Stockholders' Equity                   56,895,059  56,364,833
     Total Liabilities and Stockholders' Equity  $71,667,970 $71,950,276

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                                 2004        2003
  CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                           $682,674    $(19,808)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities
     Depreciation and amortization              566,768     606,069
     Deferred income taxes                        4,976      (1,083)
   Change in assets and liabilities:
     Accounts receivable                      2,141,840   3,992,215
     Inventories                               (449,805)    267,349
     Prepaid income taxes                          --       161,071
     Prepaid expenses                          (464,707)   (325,294)
     Other assets                                  --         1,092
     Accounts payable                           (58,950) (4,364,594)
     Accrued income taxes                      (274,315)     33,175
     Other accrued expenses                      92,387     (16,735)
     Customer deposits                          167,381    (258,888)
     Accrued pension costs                     (862,000)    249,999
     Deferred and other noncurrent liabilities  122,965      79,065
       Net Cash Provided by Operating
        Activities                            1,669,214     403,633

  CASH FLOW FROM INVESTING ACTIVITIES
     Net additions to property, plant and
      equipment                                (501,686)   (189,545)
     Net purchase of short term investments     (53,981)    (60,278)
       Net Cash Used In Investing Activities   (555,667)   (249,823)

  CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid in cash                    (161,874)   (163,808)
     Reacquired Class B common shares               (90)       --
     Proceeds from exercise of subsidiary
      stock options                                --       121,250
     Subsidiary company stock reacquired from
      minority shareholders                        --      (194,656)
       Net Cash Used In Financing Activities   (161,964)   (237,214)

  NET INCREASE (DECREASE) IN CASH               951,583     (83,404)

  CASH, BEGINNING                             5,907,576   4,515,189

  CASH, ENDING                               $6,859,159  $4,431,785

            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
  Cash paid (refunded) for:
     Income Taxes                            $  395,315  $ (194,246)

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Interim Financial Statements
   In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows. All such adjustments are of a normal recurring nature. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.
   Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K.
2. Stock-Based Compensation
   The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25,
   Accounting for Stock Issued to Employees. Since the Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, it has elected only to comply with the disclosure requirements set forth in the Statements.
   Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, as amended by SFAS No. 148, net income (loss) and earnings per share would have been decreased as follows:
                                               Three Months Ended March 31,
                                                    2004          2003
         Net income (loss)
           As reported                            $682,674     $(19,808)
           Total stock-based employee
           compensation (expense) benefit
           determined under fair value based
           method for all awards, net of
           related tax effects                     (16,079)      11,790
             Pro forma                            $666,595     $ (8,018)
         Earnings (Loss) per share
           As reported                            $   0.59     $  (0.02)
           Pro forma                              $   0.58     $  (0.01)

   The Company granted options on an additional 4,500 shares of its Class B stock during the three months ended March 31, 2004. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating the fair value of options granted under the Allen Organ Company stock option plan during 2004:

          Assumptions
           Dividend yield                   1.40%
           Risk-free interest rate          2.25%
           Expected life                  7 years
           Expected volatility                15%

3. Warranty Costs
   The Company provides a warranty covering manufacturing defects for certain of its products for varying lengths of time. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The activity in the warranty accrual for the three months ended March 31, 2004 is summarized as follows:

       Accrual at January 1, 2004                   $1,210,000
       Additions charged to  warranty expense           88,750
       Claims paid and charged against the accrual    (231,038)
       Accrual at March 31, 2004                    $1,067,712

4. Earnings Per Share
   The following shows the amounts used in computing earnings per share and the effect on weighted average number of shares for dilutive common stock.
                                              Three Months Ended March 31,
                                                   2004           2003
       Weighted average number of common
        shares  used in basic
        earnings per share                      1,156,244      1,170,160
       Effect of stock options                      1,113          --
       Weighted average number of common
        shares use in diluted
        earnings per share                      1,157,357      1,170,160

   Outstanding stock options to purchase 12,000 shares of common stock were not included in computing earnings per share for the three months ended March 31, 2003 because the effect was antidilutive.

5. Retirement Plan
   The net periodic pension benefit cost included in the statement of income is as follows:
                                               Three Months Ended March 31,
                                                   2004           2003
       Service Cost                              $  --          $109,076
       Interest Cost                              249,163        272,382
       Expected return of plan assets            (205,090)      (192,179)
       Amortization of net loss from
        prior periods                              94,517        104,308
         Net Pension Cost                        $138,590       $293,587


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
    Cash flows from operating activities increased during the three months ended March 31, 2004, due to higher operating results in the Musical Instruments, Electronic Assemblies and Data Communications segments and a decrease in accounts receivable in the Data Communications segment. Cash inflows from these activities were partially offset by a $1,000,000 contribution made to the Company's defined benefit pension plans. Cash flows from operating activities during the three month period ended March 31, 2003, included a decrease in accounts receivable and accounts payable in the Data Communications segment related to a large customer order produced and shipped in the fourth quarter of 2002.
    Cash flows from investing activities for the three months ended March 31, 2004, includes approximately $500,000 of plant and equipment additions primarily computer and test equipment purchased for the Data Communications segment.

Sales and Operating Income
                                              Three Months Ended March 31,
                                                   2004          2003
            Net Sales to Unaffiliated Customers
              Musical Instruments              $ 5,066,244   $ 5,370,725
              Data Communications               10,572,051     7,331,983
              Electronic Assemblies                628,554       776,393
              Audio Equipment                      451,867       395,363
               Total                           $16,718,716   $13,874,464

            Intersegment Sales
              Musical Instruments              $   257,369   $   159,311
              Data Communications                   20,174         --
              Electronic Assemblies                331,855         --
              Audio Equipment                        2,782        12,051
               Total                           $   612,180   $   171,362

            Income (Loss) from Operations
              Musical Instruments              $    26,774   $   (89,194)
              Data Communications                  882,236       245,832
              Electronic Assemblies                (21,466)     (235,010)
              Audio Equipment                     (167,027)      (46,013)
               Total                           $   720,517   $  (124,385)

Musical Instruments Segment
    Sales decreased $304,481 in the first quarter of 2004 when compared to the same period in 2003 due to lower order volume during the second half of 2003, which management believes was attributable to the overall economic slowdown. While the order rate has improved during the first quarter of 2004, as compared to the same period in 2003, the order backlog at the beginning of 2004 was lower than at the beginning of 2003 resulting in fewer orders produced and shipped in the first quarter of 2004 versus 2003.
   Gross profit margins increased to 27.1% of sales in the first quarter of 2004 from 22.4% in the same period in 2003. This increase is due to cost reduction efforts that were initiated during 2003 to reduce material and other operating costs.
     Selling, general and administrative expenses and research and development expenditures increased slightly during the three months ended March 31, 2004 when compared to the same period in 2003.

Data Communications Segment
    This segment's sales in the first quarter of 2004 increased $3,240,068 (44%) when compared to the same period in 2003. This increase is due to higher order volume which management believes is attributable to an improvement in the data communications market and the timing of completing sales with larger customers.
    Gross profit margins in the first quarter of 2004 increased to 58.7%, compared to 54.9% in the same period of 2003, due to reductions in product costs and changes in product mix.
    Sales and marketing expenses increased approximately $580,000 (35%) during the three month ended March 31, 2003, when compared to the same period in 2003, due to the addition of sales and marketing personnel, higher travel costs related to international sales efforts and higher sales volume.
    General and administrative expenditures in the first quarter of 2004 increased slightly when compared to the same period in 2003.
   Research and development expenses increased approximately $884,000 (58%) in the first quarter of 2004 when compared to the same period in 2003. This increase is related to increased expenditures incurred in connection with the acquisition of Avail Networks and additional personnel and related costs associated with the development of next generation products.

Electronic Assemblies Segment
   Sales for the first quarter of 2004 decreased $147,839, when compared to the same period in 2003, due to lower order volume from the Company's contract manufacturing customers. This segment is focused on diversifying its customer base.
    The gross profit margin was 6.3% in the first quarter of 2004, compared to a loss of approximately $(148,006) (19%) in the first quarter of 2003. This increase is due to cost reduction efforts that were initiated during 2003 to reduce operating costs.
Selling, general and administrative expenses decreased slightly when compared to the same period in 2003.

Audio Equipment Segment
    Sales for the first quarter of 2004 increased slightly when compared to the same period in 2003. Legacy Audio remains focused on developing a quality independent dealer network of high end audio-video stores and custom installers.
    Gross profit margins in the first quarter of 2004 decreased to 34.2% as compared to 39.2% for the same period in 2003, primarily due to reductions in wholesale selling prices to comparable industry levels.
    Selling, general and administrative costs for the period increased in the first quarter of 2004 when compared to the same period in 2003.

Other Income and Expense
    Investment income for the three months ended March 31, 2004 was lower than the same period in 2003 due to lower rates of return available on invested funds.

Income Taxes
    The tax provision for the three months ended March 31, 2004 is based on the estimated effective tax rate for the year, which is less than the statutory rate due to tax credits and exempt income.

Contractual Obligations and Commercial Commitments
    During the three months ended March 31, 2004, there have been no items that significantly impacted the Company's commitments and contingencies as disclosed in the notes to the 2003 consolidated financial statements as filed on Form 10-K. In addition, the Company has no off balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. No change from information disclosed in the Company's 2003 annual report on form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES.
   The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that the Company's disclosure controls are effective as of March 31, 2004.
   There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II    OTHER INFORMATION
  Item 2.  Changes in Securities and Use of Proceeds
   (e)     The following table sets forth certain information
   relating to shares of the Company's common stock repurchased by the
   Company during the quarter ended March 31, 2004.
                    Issuer Purchases of Equity Securities
                                                                       Maximum
                                                                      Number (or
                                                                     Approximate
                                                            Total      Dollar
                                                           Number of  Value) of
                                                          Shares (or  Shares (or
                                                            Units)     Units)
                                                          Purchased   that May
                                   Total      Average     as Part of   Yet Be
                                 Number of   Price Paid    Publicly   Purchased
                                 Shares (or   per Share    Announced   Under the
                                  Units)     (or Units)    Plans or    Plans or
             Period              Purchased   Purchased     Programs   Programs

   Month #1 (January 1-31, 2004)     2       $   45.00        --          --
   Month #2 (February 1-29, 2004)   --           --           --          --
   Month #3 (March 1-31, 2004)      --           --           --          --


  Item 6.  Exhibits and Reports on Form 8-K
   (a) Exhibits
       Exhibit No.               Description
         31.1    Rule 13a-14(a)/15d-14(a) Certification-Chief Executive Officer
         31.2    Rule 13a-14(a)/15d-14(a) Certification-Chief Financial Officer
         32      Section 1350 Certifications
         99.1    Audit Committee Charter

   (b)    Forms 8-K
       1. The Company filed a Form 8-K dated February 13, 2004 announcing its 2003 earnings for the fourth quarter and full year results of operations.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Allen Organ Company
                                   (Registrant)

Date:May 14, 2004       /s/STEVEN MARKOWITZ
                        Steven Markowitz, President and Chief Executive Officer

Date:May 14, 2004       /s/NATHAN S. ECKHART
                        Nathan S. Eckhart, Vice President-Finance,
                         Chief Financial and Principal Accounting Officer