Form 10-Q
period 2004-06-30
ALLEN ORGAN CO
filed 2004-08-12
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

      (Mark One)
(X) Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 For Quarter Ended June 30, 2004

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

Number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2004:

                    Class A - Voting          83,864  shares
                    Class B - Non-voting   1,072,379  shares

                            ALLEN ORGAN COMPANY

                                   INDEX


Part I  Financial Information

   Item 1.Financial Statements
          Consolidated Condensed Statements of Income for the three and six months ended June 30, 2004 and 2003

          Consolidated Condensed Balance Sheets at June 30, 2004 and December 31, 2003

          Consolidated Condensed Statements of Cash Flows for the three and six months ended June 30, 2004 and 2003

          Notes to Consolidated Condensed Financial Statements

   Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3.Quantitative and Qualitative Disclosures About Market Risk.11

   Item 4.Controls and Procedures

Part II    Other Information

   Item 2.Change in Securities and Use of Proceeds
   Item 4.Submission of Matters to a Vote of Security Holders
   Item 6.Exhibits and Reports on Form 8-K

Signatures
Exhibits

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                       For the 3 Months Ended:       For the 6 Months Ended:
                        6/30/2004     6/30/2003       6/30/2004      6/30/2003

Net Sales             $19,747,048   $12,725,880     $36,465,764    $26,600,344

Cost and Expenses
 Costs of sales         9,889,065     7,503,053      18,728,765     16,102,563
 Selling, general and
  administrative        4,721,120     3,641,661       9,041,535      7,109,627
 Research and
  development           2,966,090     1,920,082       5,792,486      3,850,577
 Other expense, net        11,362        21,803          23,050         22,681
 Impairment of goodwill
  and intangibles         362,611          --           362,611           --
  Total Costs and
   Expenses            17,950,248    13,086,599      33,948,447     27,085,448

Income (Loss) from
 Operations             1,796,800      (360,719)      2,517,317       (485,104)

Investment Income          87,372       100,821         170,529        205,398

Income (Loss) Before
 Taxes                  1,884,172      (259,898)      2,687,846       (279,706)

Income Taxes              685,000      (110,000)        806,000       (110,000)

Net Income (Loss)      $1,199,172     $(149,898)     $1,881,846      $(169,706)

Basic and Diluted Earnings
 (Loss) Per Share      $     1.04     $   (0.13)     $     1.63      $   (0.15)

Weighted Average Shares
 Used in Computing
 Earnings (Loss) Per Share
   Basic                1,156,243     1,163,662       1,156,243      1,163,662
   Diluted              1,158,296     1,163,662       1,157,865      1,163,662

Dividends Per Share -
 Cash                  $     0.14     $    0.14      $     0.28      $    0.28

Total Comprehensive
 Income (Loss)         $1,142,164     $(143,796)     $1,834,354      $(166,118)

                                      See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   June 30,   December 31,
                     ASSETS                          2004        2003
                                                 (Unaudited)   (Audited)
Current Assets
  Cash                                           $ 7,876,971  $ 5,907,576
  Investments Including Accrued Interest          17,684,606   17,143,171
  Accounts Receivable, net of reserves of
   $556,669 and $605,496, respectively            10,824,119   11,652,365
  Inventories:
     Raw Materials                                 4,064,645    4,456,060
     Work in Process                               6,579,314    5,525,106
     Finished Goods                                4,249,985    3,945,007
      Total Inventories                           14,893,944   13,926,173
  Prepaid Expenses                                   859,939      491,444
  Deferred Income Taxes                            2,765,625    2,741,167
     Total Current Assets                         54,905,204   51,861,896

Property, Plant and Equipment                     29,222,384   28,283,282
  Less Accumulated Depreciation                  (19,017,841) (18,116,278)
     Net Property, Plant and Equipment            10,204,543   10,167,004

Other Assets
  Note Receivable from Related Party               2,397,291    2,397,291
  Cash Value of Life Insurance                     2,474,002    2,474,002
  Deferred Income Taxes                            3,493,238    3,493,238
  Intangible Assets, net                             920,857    1,347,822
  Goodwill, net                                       24,701      194,523
  Other Assets                                        14,500       14,500
     Total Other Assets                            9,324,589    9,921,376
     Total Assets                                $74,434,336  $71,950,276

        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Accounts Payable                               $ 1,212,287  $ 1,278,535
  Accrued Income Taxes                               613,626      657,941
  Other Accrued Expenses                           5,212,896    3,811,025
  Customer Deposits                                2,894,909    2,197,393
     Total Current Liabilities                     9,933,718    7,944,894

Noncurrent Liabilities
  Deferred and Other Noncurrent Liabilities        1,669,186    1,946,696
  Accrued Pension Costs                            4,956,083    5,693,853
     Total Noncurrent Liabilities                  6,625,269    7,640,549
     Total Liabilities                            16,558,987   15,585,443

STOCKHOLDERS' EQUITY
  Class A Voting Common stock, $1 par value,
   400,000 shares authorized,
   127,232 shares issued                             127,232      127,232
  Class B Non-Voting Common stock, $1 par value,
   3,600,000 shares authorized,
   1,410,761 shares issued                         1,410,761    1,410,761
  Capital in Excess of Par Value                  13,150,610   13,150,610
  Retained Earnings
     Balance, Beginning                           58,015,139   57,267,763
     Net Income                                    1,881,846    1,396,896
     Dividends - Cash 2004 and 2003                 (323,748)    (649,520)
     Balance, End                                 59,573,237   58,015,139
  Accumulated Other Comprehensive Loss            (3,880,186)  (3,832,694)
     Sub-total                                    70,381,654   68,871,048
  Treasury Stock, at cost, 43,368 Class A shares
   in 2004 and 2003, 338,382 Class B shares in
   2004 and 338,380 in 2003                      (12,506,305) (12,506,215)
     Total Stockholders' Equity                   57,875,349   56,364,833
     Total Liabilities and Stockholders' Equity  $74,434,336  $71,950,276

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                              For the 3 Months Ended:   For the 6 Months Ended:
                               6/30/2004   6/30/2003     6/30/2004   6/30/2003
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income (loss)            $1,199,172  $ (149,898)   $1,881,846  $ (169,706)
  Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
   activities
  Depreciation and amortization  576,086     614,720     1,142,854   1,220,789
  Impairment of goodwill and
   intangibles                   362,611        --         362,611        --
   Deferred income tax
    benefits                     (29,434)       (936)      (24,458)     (2,019)
 Change in assets and liabilities
   Accounts receivable        (1,313,594)  2,239,453       828,246   6,231,668
   Inventories                  (517,966)    506,179      (967,771)    773,528
   Income taxes prepaid and
    receivable                        --     (79,825)        --         81,246
   Prepaid expenses               96,212      71,958      (368,495)   (253,336)
   Other assets                       --         --          --          1,092
   Accounts payable               (7,298)   (560,659)      (66,248) (4,925,253)
   Accrued taxes on income       230,000     (33,175)      (44,315)       --
   Accrued expenses            1,309,484      33,213     1,401,871      16,478
   Customer deposits             530,135      55,083       697,516    (203,805)
   Accrued pension costs         124,230    (721,882)     (737,770)   (471,883)
   Deferred and other noncurrent
    liabilities                 (400,475)    164,567      (277,510)    243,632
    Net Cash Provided by
     Operating Activities      2,159,163   2,138,798     3,828,377   2,542,431

CASH FLOW FROM INVESTING ACTIVITIES
   Net additions to plant and
    equipment                   (446,870)   (179,117)     (948,556)   (368,662)
   Net purchases of short term
    investments                 (534,946)    (66,500)     (588,927)   (126,778)
     Net Cash Used In Investing
      Activities                (981,816)   (245,617)   (1,537,483)   (495,440)

CASH FLOWS FROM FINANCING ACTIVITIES
   Reacquired Class B common
    shares                          --      (491,813)          (90)   (491,813)
   Dividends paid in cash       (161,874)   (161,919)     (323,748)   (325,727)
   Proceeds from sales of
    subsidiary stock              25,596       1,350        25,596     122,600
   Subsidiary company stock
    reacquired from minority
     stockholders                (23,257)      6,886       (23,257)   (187,770)
     Net Cash Used In Financing
      Activities                (159,535)   (652,382)     (321,499)   (694,940)

NET INCREASE IN CASH           1,017,812   1,247,685     1,969,395   1,164,281

CASH, BEGINNING                6,859,159   4,431,785     5,907,576   4,515,189

CASH, ENDING                  $7,876,971  $5,679,470    $7,876,971 $ 5,679,470



            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid (refunded) for:
   Income Taxes               $  455,000  $   --        $  850,315 $  (194,246)

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Interim Financial Statements
   The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair presentation of the Company's financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature.
   Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K.

2. Stock-Based Compensation
   The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25,
   Accounting  for  Stock Issued to Employees.  Since the  Company  is  not
   required   to   adopt  the  fair  value  based  recognition   provisions
   prescribed  under Statement of Financial Accounting Standards  No.  123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, it has elected only to comply with the disclosure requirements set forth in the Statements.
   Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, as amended by SFAS No. 148, net income (loss) and earnings (loss) per share would have been as follows:
                               Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                                2004         2003         2004         2003
     Net income (loss)
      As Reported            $1,199,172   $(149,898)  $ 1,881,846  $ (169,706)
     Total stock-based
     employee compensation
     benefit (expense)
     determined under fair
     value based method for
     all awards, net of
     related tax effects        (16,078)     11,790       (32,157)     23,580
        Pro forma            $1,183,094   $(138,108)  $ 1,849,689  $ (146,126)
     Basic and diluted
      earnings (loss)
       per share
      As reported            $     1.04   $   (0.13)  $      1.63  $    (0.15)
      Pro forma              $     1.02   $   (0.12)  $      1.60  $    (0.13)

        The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. Assumptions, in the following ranges, were made in estimating the fair market value of options when they were granted under the Allen Organ Company stock option plan:
          Assumptions
           Dividend yield                   1.40%
           Risk-free interest rate   2.25 - 2.50%
           Expected life             6 - 7 years
           Expected volatility          10% - 15%

3. Warranty Costs
   The Company provides a warranty covering manufacturing defects for certain of its products for varying lengths of time. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The activity in the warranty accrual during the six months ended June 30, 2004 is summarized as follows:

       Accrual at January 1, 2004                         $1,210,000
       Additions charged to  warranty expense                177,500
       Claims    paid   and   charged against the accrual   (231,023)
       Accrual at June 30, 2004                           $1,156,477

4. Earnings Per Share
   The  following  shows the amounts used in computing earnings  per  share and  the effect on weighted average number of shares for dilutive common stock.
                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                   2004         2003          2004       2003
     Weighted average number
      of common shares used in
      basic earnings per share   1,156,243    1,163,662    1,156,243  1,163,662
     Effect of stock options         2,053       --            1,622      --
     Weighted average number
      of common shares used
      in diluted earnings
      per share                  1,158,296    1,163,662    1,157,865  1,163,662

   Outstanding stock options to purchase 12,000 shares of common stock were not included in computing earnings per share for the three and six months ended June 30, 2003 because the effect was antidilutive.

5. Retirement Plan
   The net periodic pension benefit cost included in the statement of income is as follows:
                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                  2004        2003        2004      2003

     Service Cost               $  --      $109,076     $ --      $218,152
     Interest Cost               258,876    272,381      508,039   544,763
     Expected return of plan
      assets                    (229,083)  (192,179)    (434,173) (384,358)
     Amortization of net loss
      from prior periods          59,594    104,309      154,111   208,617
       Net Pension Cost         $ 89,387   $293,587     $227,977  $587,174

6. Impairment of Goodwill and Intangibles
   During June 2004 the Company recorded a charge to operating expenses of $362,611 related to the impairment in the carrying value of goodwill and intangibles which arose in connection with the acquisition of Legacy Audio, Inc. This write down is attributable to Legacy's past and continuing operating losses and its inability to significantly expand distribution of its products, all of which reduced expectations of future cash flows from Legacy's operations and correspondingly its estimated fair market value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:
    Cash flows from operating activities during the three months ended June 30, 2004 were approximately equal to the same period in 2003 and increased during the six months ended June 30, 2004 when compared to the same period in 2003 due to improved operating results in the Musical Instruments, Electronic Assemblies and Data Communications segments. Cash inflows from these activities were partially offset by a $1,000,000 contribution made to the Company's defined benefit pension plans.
    Cash flows from investing activities for the six months ended June 30, 2004 includes approximately $949,000 of plant and equipment additions, primarily computer and test equipment purchased for the Data Communications segment.

Results of Operations:

Sales and Operating Income
                               For the 3 Months            For the 6 Months
                                    Ended:                      Ended:
                            6/30/2004    6/30/2003     6/30/2004     6/30/2003
 Net Sales to Unaffiliated
  Customers
   Musical Instruments    $ 4,058,210  $ 4,819,569   $ 9,124,454   $10,190,294
   Data Communications     14,505,033    6,709,970    25,077,084    14,041,953
   Electronic Assemblies      804,477      752,751     1,433,031     1,529,144
   Audio Equipment            379,328      443,590       831,195       838,953
    Total                 $19,747,048  $12,725,880   $36,465,764   $26,600,344

 Intersegment Sales
   Musical Instruments    $   231,873  $   254,398   $   489,242   $   413,709
   Data Communications         --           --            --             --
   Electronic Assemblies      267,322       --           599,177         --
   Audio Equipment             13,819       23,988        16,601        36,039
    Total                 $   513,014  $   278,386   $ 1,105,020   $   449,748

 Income (Loss) from Operations
   Musical Instruments    $  (283,020) $  (435,919)  $  (256,246)   $ (525,113)
   Data Communications      2,600,968      294,121     3,483,204       539,953
   Electronic Assemblies       (8,748)    (174,446)      (30,214)     (409,456)
   Audio Equipment           (512,400)     (44,475)     (679,427)      (90,488)
    Total                 $ 1,796,800  $  (360,719)  $ 2,517,317    $ (485,104)

Musical Instruments Segment
   Sales decreased $761,359 and $1,065,840, respectively, for the three and six months ended June 30, 2004, when compared to the same periods in 2003. These decreases were primarily due to the introduction of a new line of organs in the second quarter of 2004 whose shipments were delayed due to longer than expected production changeover issues. The new organs include advanced technology called QuantumT with significant new features and customer benefits. To date, customer reactions have been favorable resulting in an organ backlog of approximately $6,100,000 at June 30, 2004, compared to $4,100,000 at the end of the second quarter of 2003. Shipment of the new Quantum models are expected to begin during the third quarter of 2004.
    The gross profit percentage increased to 25.9% and 26.6%, respectively, in the three and six months ended June 30, 2004 from 19.1% and 20.8%, respectively, in the same periods in 2003. These increases are due to cost reduction efforts that were initiated to reduce material and other operating costs.
    Selling, general and administrative, and research and development expenses during the three and six months ended June 30, 2004 were approximately equal to the same periods in 2003.

Data Communications Segment
    Sales  increased $7,795,063 (116%) and $11,035,131 (79%), respectively, for the three and six months ended June 30, 2004, when compared to the same periods in 2003. These increases are due to higher order volume which management believes is attributable to an improvement in the data communications market and the timing of completing sales with larger customers. Future sales visibility for this segment has improved, but remains limited throughout the market that this segment serves.
    Gross profit margins were 59.1% and 58.9%, respectively, during the three and six months ended June 30, 2004, compared to 62.3% and 58.4%, respectively, in the same periods in 2003. The second quarter of 2003 included $1,400,000 of revenue recognized on product software development for a customer. Excluding this item, the gross margin during the three and six months ended June 30, 2003 was 52.3% and 53.8%, respectively. The increase in the 2004 gross margin is due to reductions in product costs and changes in product mix.
    Sales and marketing expenditures increased approximately $852,000 (50%) and $1,433,000 (43%) during the three and six months ended June 30, 2004, respectively, when compared to the same periods in 2003. These increases are primarily due to increased efforts to promote ERI's products, obtain additional market share and develop new channels of distribution.
    General and administrative expenses increased approximately $150,000 (22%) and $237,000 (18%), respectively, for the three and six months ended June 30, 2004 when compared to the same periods in 2003, primarily due to additional management and administrative personnel to support this segment's growth.
    Research and development expenses increased approximately $1,062,000 (70%) and $1,946,000 (64%), respectively, during the three and six months ended June 30, 2004 when compared to the same periods in 2003. These increases are related to increased expenditures incurred in connection with the acquisition of Avail Networks and additional personnel and related costs associated with the development of the Company's next generation products. The Company expects that increased expenditures for new product development will have a negative impact on income in future quarters.
   The Data Communications segment experienced a significant improvement in operating income during both the three and six months ended June 30, 2004, when compared to the same periods in 2003 as a result of higher sales and improved gross profit margins. This segment will increase future operating costs, primarily research and development, which is expected to reduce future operating results.

Electronic Assemblies Segment
    Sales increased $51,726 and decreased $96,113, respectively, for the three and six months ended June 30, 2004, when compared to the same periods in 2003. The decrease for the first half of 2004 is due to lower order volume from the Company's contract manufacturing customers, who have been affected by the economic slowdown. This segment is focused on diversifying its customer base.
    Gross profit margins were approximately 6.5% for the three and six months ended June 30, 2004, compared to a loss of approximately $(86,000) (11%) and $(234,000) (15%) during the same periods in 2003. The improved gross profit margin is due to efforts initiated to reduce operating costs. Selling, general and administrative expenses decreased slightly during the three and six months ended June 30, 2004 when compared to the same periods in 2003.

Audio Equipment Segment
    Sales decreased $64,262 and $7,758, respectively, for the three and six months ended June 30, 2004 when compared to the same periods in 2003.
Legacy Audio remains focused on developing a quality independent dealer network of high end audio video stores and custom installers.
    Gross profit margins were 30% and 32%, respectively, in the three and six months ended June 30, 2004, as compared to 34% and 36% in the same periods in 2003, primarily due to reductions in wholesale selling prices to comparable industry levels.
    Selling, general and administrative costs increased approximately $64,000 and $186,000 during the three and six months ended June 30, 2004 when compared to the same periods in 2003.
    As discussed in Note 6 above, the second quarter of 2004 operating expenses includes a charge of $362,611 related to the write down of the carrying value of Legacy's goodwill and intangibles.

Other Income and Expense
    Investment income decreased during the three and six months ended June 30, 2004 when compared to the same periods in 2003 due to lower rates of return available on invested funds.

Income Taxes
    The tax provision for the three and six months ended June 30, 2004 are based on the estimated effective tax rate for the year, which is less than the statutory rate due to tax credits and exempt income.

Contractual Obligations and Commercial Commitments
    During the three and six months ended June 30, 2004, there have been no items that significantly impacted the Company's commitments and contingencies as disclosed in the notes to the 2003 consolidated financial statements as filed on Form 10-K. In addition, the Company has no off balance sheet arrangements.

Factors that May Affect Operating Results
   The statements contained in this report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending, the Company's marketing and product development strategy and statements regarding future production capacity. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinions only as of the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual
Report on Form 10-K. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.
   The Company has experienced and expects to continue to experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in global economics and financial markets, changes in the mix of products sold, market acceptance of the Company's and its customer's products, competitive pricing pressures, global currency valuations, the availability of electronic components that the Company purchases from suppliers, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses and fluctuations in manufacturing yields. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. No change from information disclosed in the Company's 2003 annual report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES.
   The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that the Company's disclosure controls are effective as of June 30, 2004. There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II    OTHER INFORMATION
   Item 4.     Submission of Matters to a Vote of Security Holders
   (a)         Annual Meeting: April 22, 2004
   (b)         Election  of the following directors for a one-year  term:
        Steven   Markowitz,  Eugene  Moroz,  Leonard  Helfrich,   Martha
        Markowitz, Orville Hawk, Albert Schuster, Jeffrey Schucker, Ernest Choquette and Michael Doyle.
   (c) In addition to the election of directors and the waiver of reading of the minutes of the prior meeting, the shareholders
        ratified   charitable  contributions  made  in  2003   and   all
        contracts,   agreements,  and  employments  by  the   Board   of
        Directors  and  officers since the previous  annual  meeting  in
        April  2003.   All  directors were elected and  all  resolutions
        were adopted by the unanimous vote of all Class A shareholders present, in person or proxy.
   Item 6.     Exhibits and Reports on Form 8-K
   (a)  Exhibits
        Exhibit No.            Description
         31.1   Rule 13a-14(a)/15d-14(a) Certification-Chief Executive Officer
         31.2   Rule 13a-14(a)/15d-14(a) Certification-Chief Financial Officer
         32     Section 1350 Certifications
   (b) No reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                       Allen Organ Company
                                           (Registrant)

Date:August 12, 2004    /s/STEVEN MARKOWITZ
                        Steven Markowitz, President and Chief Executive Officer

Date:August 12, 2004   /s/NATHAN S. ECKHART
                        Nathan S. Eckhart, Vice President-Finance,
                        Chief Financial and Principal Accounting Officer