Form 10-Q
period 2004-09-30
ALLEN ORGAN CO
filed 2004-11-15
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

     (Mark One)
(X) Quarterly Report Under Section 13 or 15(D) of The Securities Exchange Act of 1934 For Quarter Ended September 30, 2004


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

Number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2004:

                    Class A - Voting          83,864 shares
                    Class B - Non-voting   1,072,379 shares

                            ALLEN ORGAN COMPANY

                                   INDEX

                                                                   Page No.
Part I  Financial Information

   Item 1.Financial Statements (Unaudited)
          Consolidated Condensed Statements of Income for the three and
          nine months ended September 30, 2004 and 2003                    3

          Consolidated Condensed Balance Sheets at September 30, 2004 and
          December 31, 2003                                                4

          Consolidated Condensed Statements of Cash Flows for the three
          and nine months ended September 30, 2004 and 2003                5

          Notes to Consolidated Condensed Financial Statements           6-8

   Item 2.Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                          8-11

   Item 3.Quantitative and Qualitative Disclosures About Market Risk.      12

   Item 4.Controls and Procedures                                          12

Part II    Other Information

   Item 6.Exhibits                                                         12

Signatures                                                                 12
Exhibits                                                                13-15

PART I  FINANCIAL INFORMATION
   ITEM 1.FINANCIAL STATEMENTS

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                       For the 3 Months Ended:       For the 9 Months Ended:
                        9/30/2004     9/30/2003       9/30/2004      9/30/2003

Net Sales             $21,353,653   $14,932,091     $57,819,417    $41,532,435

Cost and Expenses
 Costs of sales        10,799,709     8,344,016      29,528,474     24,446,579
 Selling, general and
  administrative        4,629,369     4,031,534      13,670,904     11,141,161
 Research and
  development           3,850,250     2,306,428       9,642,736      6,157,005
 Other expense, net         9,885         3,079          32,935         25,760
 Impairment of goodwill
  and intangibles              --            --         362,611             --
   Total Costs
    and Expenses       19,289,213    14,685,057      53,237,660     41,770,505

Income (Loss) from
 Operations             2,064,440       247,034       4,581,757       (238,070)

Investment Income          93,992        84,889         264,521        290,287

Income Before Taxes     2,158,432       331,923       4,846,278         52,217

Income Tax Provision      551,000       131,000       1,357,000         21,000

Net Income            $ 1,607,432   $   200,923     $ 3,489,278    $    31,217

Earnings Per Share of
 Common Stock
  Basic                     $1.39         $0.17           $3.02          $0.03
  Diluted                   $1.39         $0.17           $3.01          $0.03


Weighted Average Shares
 Used in Computing
  Earnings Per Share
   Basic                1,156,243     1,161,269       1,156,243      1,161,269
   Diluted              1,159,086     1,161,269       1,158,295      1,161,269

Dividends Per Share -
 Cash                      $ 0.14        $ 0.14          $ 0.42         $ 0.42

Total Comprehensive
 Income               $ 1,627,275   $   195,671     $ 3,461,629    $    29,553


                             See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Unaudited)
                  ASSETS                           Sept. 30,   Dec. 31,
                                                     2004        2003
Current Assets
  Cash                                           $ 7,395,843  $ 5,907,576
  Investments Including Accrued Interest          18,033,005   17,143,171
  Accounts Receivable, net of reserves of
   $685,364 and $605,496, respectively            12,321,416   11,652,365
  Inventories:
     Raw Materials                                 4,569,284    4,456,060
     Work in Process                               6,278,203    5,525,106
     Finished Goods                                4,166,562    3,945,007
      Total Inventories                           15,014,049   13,926,173
  Prepaid Expenses                                   818,898      491,444
  Deferred Income Taxes                            2,755,385    2,741,167
     Total Current Assets                         56,338,596   51,861,896
Property, Plant and Equipment                     29,916,552   28,283,282
  Less Accumulated Depreciation                  (19,480,990) (18,116,278)
     Net Property, Plant and Equipment            10,435,562   10,167,004
Other Assets
  Note Receivable from Related Party               2,397,291    2,397,291
  Cash Value of Life Insurance                     2,696,302    2,474,002
  Deferred Income Taxes                            3,493,238    3,493,238
  Intangible Assets, net                             808,310    1,347,822
  Goodwill, net                                       24,701      194,523
  Other Assets                                        15,987       14,500
     Total Other Assets                            9,435,829    9,921,376
     Total Assets                                $76,209,987  $71,950,276

       LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Accounts Payable                               $ 2,013,050  $ 1,278,535
  Accrued Expenses                                 5,178,908    3,811,025
  Accrued Income Taxes                               244,971      657,941
  Customer Deposits                                3,068,575    2,197,393
     Total Current Liabilities                    10,505,504    7,944,894

Noncurrent Liabilities
  Deferred and Other Noncurrent Liabilities        1,310,960    1,946,696
  Accrued Pension Costs                            5,052,773    5,693,853
     Total Noncurrent Liabilities                  6,363,733    7,640,549
     Total Liabilities                            16,869,237   15,585,443

STOCKHOLDERS' EQUITY
  Class A Voting Common stock, $1 par value,
   400,000 shares authorized,
   127,232 shares issued                             127,232      127,232
  Class B Non-Voting Common stock, $1 par value,
   3,600,000 shares authorized,
   1,410,761 shares issued                         1,410,761    1,410,761
  Capital in Excess of Par Value                  13,150,610   13,150,610
  Retained Earnings
     Balance, Beginning                           58,015,139   57,267,763
     Net Income                                    3,489,278    1,396,896
     Dividends - Cash 2004 and 2003                 (485,622)    (649,520)
     Balance, End                                 61,018,795   58,015,139
  Accumulated Other Comprehensive Loss            (3,860,343)  (3,832,694)
     Sub-total                                    71,847,055   68,871,048
  Treasury Stock, at cost, 43,368 Class A shares
   in 2004 and 2003, 338,382 Class B shares in
   2004  and 338,380 in 2003                     (12,506,305) (12,506,215)
     Total Stockholders' Equity                   59,340,750   56,364,833
     Total Liabilities and Stockholders' Equity  $76,209,987  $71,950,276

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                              For the 3 Months Ended:   For the 9 Months Ended:
                               9/30/2004   9/30/2003     9/30/2004   9/30/2003
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income                   $1,607,432  $  200,923    $3,489,278  $   31,217
 Adjustments to reconcile net
  income to net cash
  (used in) provided by
  operating activities
  Depreciation and amortization  607,999     628,206     1,750,853   1,848,995
  Impairment of goodwill and
   intangibles                        --          --       362,611          --
  Deferred income taxes           10,240      (3,776)      (14,218)     (5,795)
 Change in assets and liabilities
  Accounts receivable         (1,497,297) (3,299,996)     (669,051)  2,931,672
  Inventories                   (120,105)    936,201    (1,087,876)  1,709,729
  Income taxes prepaid
   and receivable                     --      79,825           --      161,071
  Prepaid expenses                41,041     249,899      (327,454)     (3,437)
  Other assets                    (1,487)        --         (1,487)      1,092
  Accounts payable               800,763     111,016       734,515  (4,814,237)
  Accrued expenses               (33,988)    398,731     1,367,883     415,209
  Accrued income taxes          (368,655)     46,366      (412,970)     46,366
  Customer deposits              173,666      (5,956)      871,182    (209,761)
  Accrued pension costs           96,690     308,118      (641,080)   (163,765)
  Deferred and other noncurrent
   liabilities                  (358,226)     79,066      (635,736)    322,698
    Net Cash Provided by (Used
     In) Operating Activities    958,073    (271,377)    4,786,450   2,271,054

CASH FLOW FROM INVESTING
ACTIVITIES
  Net additions to plant and
   equipment                    (726,471)   (342,680)   (1,675,027)   (711,342)
  Additions to intangible assets      --     (85,991)          --     (273,761)
  Increase in cash value of life
   insurance                    (222,300)    (33,300)     (222,300)    (33,300)
  Net purchase of short term
   investments                  (328,556)    (45,703)     (917,483)   (172,481)
   Net Cash Used In Investing
    Activities                (1,277,327)   (507,674)   (2,814,810) (1,190,884)

CASH FLOWS FROM FINANCING
ACTIVITIES
  Proceeds from sales of
   subsidiary stock                  --        1,305        25,596     123,905
  Subsidiary company stock
   reacquired from minority
   stockholders                      --       (7,001)      (23,257)     (7,001)
  Reacquired Class B common
   shares                            --           --           (90)   (491,813)
  Dividends paid in cash        (161,874)   (161,918)     (485,622)   (487,645)
    Net Cash Used In Financing
     Activities                 (161,874)   (167,614)     (483,373)   (862,554)

NET (DECREASE) INCREASE IN CASH (481,128)   (946,665)    1,488,267     217,616

CASH, BEGINNING                7,876,971   5,679,470     5,907,576   4,515,189

CASH, ENDING                  $7,395,843  $4,732,805    $7,395,843  $4,732,805


            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid (refunded) for:
  Income Taxes                  $919,655     $ 4,809    $1,769,970  $ (189,437)

                          See accompanying notes.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1. Interim Financial Statements
   The results of operations for the interim periods presented in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company's financial position and results of operations for the
   interim  periods.   All  such  adjustments are  of  a  normal  recurring
   nature.
   Certain notes and other information have been condensed or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K.

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

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                2004          2003        2004          2003

     Net income
      As Reported            $1,607,432   $ 200,923   $3,489,278     $ 31,217
     Stock-based employee
      compensation expense
      included in reported net
      income, net of tax         17,969      14,843       53,908       44,531
     Total stock-based
      employee compensation
      expense determined under
      fair value based method
      for all awards, net of
      related tax effects       (34,048)     (3,053)    (102,144)      (9,161)
        Pro forma            $1,591,353    $212,713   $3,441,042      $66,587

     Earnings per share
      As reported
        Basic                     $1.39       $0.17        $3.02        $0.03
        Diluted                   $1.39       $0.17        $3.01        $0.03

      Pro forma
        Basic                     $1.38       $0.18        $2.98        $0.06
        Diluted                   $1.37       $0.18        $2.97        $0.06

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
3. Warranty Costs
   The Company provides warranties covering manufacturing defects in its products. The Musical Instruments segment provides a 10 year warranty on its organs, the Data Communications segment provides a 2 year warranty  on  all  of  its data communication products,  the  Electronic
   Assemblies segment provides a 1 year warranty on assemblies manufactured for outside customers and the Audio Equipment segment provides a 5 year warranty of its line of home audio speakers. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The activity in the warranty accrual during the nine months ended September 30, 2004 is summarized as follows:

       Accrual at January 1, 2004                           $1,210,000
       Additions charged to  warranty expense                  266,250
       Claims paid and charged against the accrual            (507,163)
       Accrual at September 30, 2004                        $  969,087

4. Earnings Per Share
   The following shows the amounts used in computing earnings per share and the effect on weighted average number of shares for dilutive common stock.
                                 Three Months Ended        Nine Months Ended
                                   September  30,            September  30,
                                 2004          2003        2004         2003

     Weighted average number
     of common shares used in
     basic earnings per share  1,156,243     1,161,269   1,156,243    1,161,269

     Effect of stock options       2,843            --       2,052          --

     Weighted average number
     of common shares used
     in diluted earnings
     per share                 1,159,086     1,161,269   1,158,295    1,161,269

   Outstanding stock options to purchase 12,000 shares of common stock were not included in computing earnings per share for the three and nine months ended September 30, 2003 because the effect was antidilutive.

5. Retirement Plan
   The net periodic pension benefit cost included in the statement of income is as follows:
                                  Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                   2004        2003        2004       2003

     Service Cost               $  --       $109,076    $  --       $327,228
     Interest Cost               254,020     272,381     762,059     817,144
     Expected return of plan
      assets                    (217,087)   (192,179)   (651,260)   (576,537)
     Amortization of net loss
      from prior periods          77,056     104,309     231,167     312,926
       Net Pension Cost         $113,989    $293,587    $341,966    $880,761

   The Company contributed $1,000,000 to its pension plan in March 2004.

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

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
7. Industry Segment Information
   The  Company's  operations are classified into four  industry  segments:
   Musical Instruments, Data Communications, Electronic Assemblies and Audio Equipment. The Musical Instruments segment is comprised of operations principally involved in the design, manufacture, sale and distribution of electronic keyboard musical instruments, primarily digital organs and related accessories. The Data Communications segme nt is involved in the design, sale and distribution of data communications equipment. The Electronic Assemblies segment is involved in the manufacture, sale and distribution of electronic assemblies for outside customers used primarily as control devices and other circuitry in their products. The Audio Equipment (Legacy Audio, Inc.) segment is involved in the design, manufacture, sale and distribution of high quality speaker cabinets and related equipment for hi-fi stereo and home theater applications.

   Intersegment sales are generally priced at cost plus a percentage mark-up, and are generally marginally less than prices which would be charged for the same product to unaffiliated customers. Intersegment sales are excluded from net sales reported in the accompanying consolidated condensed statements of income.

   Sales and Operating Income
                               For the 3 Months            For the 9 Months
                                    Ended:                      Ended:
                            9/30/2004    9/30/2003     9/30/2004     9/30/2003
 Net Sales to Unaffiliated
  Customers
   Musical Instruments    $ 5,683,158  $ 5,017,156   $14,807,612   $15,207,450
   Data Communications     14,781,760    9,024,930    39,858,844    23,066,883
   Electronic Assemblies      652,356      531,546     2,085,387     2,060,690
   Audio Equipment            236,379      358,459     1,067,574     1,197,412
    Total                 $21,353,653  $14,932,091   $57,819,417   $41,532,435

 Intersegment Sales
   Musical Instruments    $   151,340  $   190,941   $   640,582   $   604,650
   Data Communications             --           --            --            --
   Electronic Assemblies      220,936       64,818       820,113        64,818
   Audio Equipment              7,106       38,547        23,707        74,586
    Total                 $   379,382  $   294,306   $ 1,484,402   $   744,054

 Income (Loss) from
  Operations
   Musical Instruments    $   420,627  $  (102,954)  $   164,381   $  (628,067)
   Data Communications      1,856,993      546,379     5,340,197     1,086,332
   Electronic Assemblies          969     (115,688)      (29,245)     (525,144)
   Audio Equipment           (214,149)     (80,703)     (893,576)     (171,191)
    Total                 $ 2,064,440  $   247,034   $ 4,581,757   $  (238,070)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Business Overview:
    As discussed in Note 7 above, Allen Organ Company and Subsidiaries ("Company") operate in four industry segments: Musical Instruments, Data Communications, Electronic Assemblies and Audio Equipment.

    Sales for the three and nine months ended September 30, 2004 increased $6,421,562 and $16,286,982, respectively, when compared to the same periods in 2003, primarily due to increased sales in the Company's Data Communications segment. Net income increased $1,406,509 and $3,458,061 during the three and nine months ended September 30, 2004, respectively, when compared to the same periods in 2003, primarily due to higher sales in the Data Communications segment and also improved operating results in the Musical Instruments segment.

    Net sales consist of revenues obtained for the sale of electronic keyboard musical instruments in the Musical Instruments segment; data networking products and support services in the Data Communications Segment; electronic assembly services in the Electronic Assemblies segment; and audio speakers and components in the Audio Equipment segment. Sales credits and adjustments are also included in net sales.

    Cost of sales consist primarily of material costs of products sold, salary and benefit costs related to production and manufacturing support personnel, incoming shipping and facility related costs, such as depreciation and maintenance.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS. (Continued)
Business Overview: (Continued)
    Consolidated selling, general and administrative expenses and research and development expenses increased during both the three and nine months ended September 30, 2004, primarily related to the growth in the Data Communications segment. Selling expenses consist primarily of employee salary and benefit costs, advertising and marketing expenses. General and administrative expenses consist primarily of employee salary and benefit costs, professional services fees and other general corporate expenses. Research and development expenses consist primarily of employee salary and benefit costs for engineering staff, third party contracted development services, product prototyping and compliance costs.

Liquidity and Capital Resources:
     Cash flows from operating activities increased by approximately $2,515,000 during the nine months ended September 30, 2004 primarily due to improved operating results in the Musical Instruments, Electronic
Assemblies and Data Communications segments. Net income improved by approximately $3,458,000 in the nine months ended September 30, 2004 as compared to 2003, after reflecting a non-cash charge of approximately
$363,000 in 2004 from the write-off of goodwill and intangibles in the Audio Equipment segment. Cash of $802,000 was used to increase working capital components in 2004, versus changes in working capital providing cash of $397,000 in 2003. The increase in working capital components in 2004 is primarily attributable to higher levels of accounts receivable and inventory (total of $1,757,000) from the increased sales activity and payment of pension contributions ($641,000, net of current year accruals), offset by increases in payables and other accruals (total of $2,102,000). Working capital decreased in the 2003 period due to decreases in receivables ($2,932,000) primarily from collection of a receivables from a large sales transaction in late 2002, as well as decreased inventory levels ($1,710,000) resulting from lower sales activity in the nine months ended September 30, 2003, offset by a decrease in payables and accruals ($4,399,000) primarily from payment of inventory purchases to fulfill the large sales transaction in late 2002.

   Cash flows from investing activities for the nine months ended September 30, 2004 includes approximately $1,675,000 of property additions, of which approximately $1,530,000 is primarily computer and test equipment purchased for the Data Communications segment.

Results of Operations:

Musical Instruments Segment
    Sales increased $666,002 for the three months ended September 30, 2004 and decreased $399,838 for the nine months ended September 30, 2004, when compared to the same periods in 2003. The increase in sales for the third quarter of 2004 reflects initial shipments of organs containing QuantumT technology introduced in the second quarter of this year. The 2004 order rate and backlog continue to be higher than the same period of 2003, reflecting favorable customer reaction to the Quantum organs that include significant new features and product benefits. The decrease in sales for the nine months ended September 30, 2004 is due to initial delays in shipping the new QuantumT organs, caused by longer than expected production changeover issues. This segment is seeing increasing changes in the type of music used in Church's throughout North America, the primary market for this segment's organs. Some churches have changed their music programs from traditional styles that include the use of an organ, to more "contemporary" services where the organ plays a lesser or no role. These changes may negatively impact future sales volume of this segment. To address the changing needs of church music, the Company recently introduced products including the Allen EnsembleT that combines traditional organ sounds and more contemporary General MIDI (Musical Instrument Digital Interface) sounds. The Company also introduced a product called EACT
(Expanded Audio Capabilities) that allows churches that have both traditional and contemporary programs to utilize the organ's audio capabilities for playing back recorded music or amplifying other musical instruments. The introduction of the Allen Ensemble and EAC are intended to help maintain the organ as the cornerstone of church music programs.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS. (Continued)
Musical Instruments Segment (Continued)
    The gross profit percentage increased to 30.0% and 27.9%, respectively, in the three and nine months ended September 30, 2004, from 23.2% and 21.6% in the same periods in 2003. These increases are due to higher sales volume over which to absorb fixed operating costs in the third quarter of 2004 and cost reduction efforts that were initiated to reduce material and other operating costs. This segment continues to experience double digit percentage increases in its medical insurance programs offered to eligible employees. These increases will have a negative effect on operating income in the future.
    Selling, general and administrative, and research and development expenses during the three and nine months ended September 30, 2004 were approximately equal to the same periods in 2003.

Data Communications Segment
    Sales  increased $5,756,830 (64%) and $16,791,961 (73%),  respectively, for the three and nine months ended September 30, 2004, when compared to the same periods in 2003. These increases are due to higher order volume which management believes is attributable to an improvement in the overall data communications market and the timing of completing sales with the Company's larger customers. Future sales visibility for this segment has improved, but remains limited throughout the markets served by this segment.
    Gross profit margins were 58.6% and 58.8%, during the three and nine months ended September 30, 2004, respectively, compared to 58.6% and 58.5% in the same periods of 2003. The margin for the nine months ended September 30, 2003 includes $1,400,000 of revenue recognized on product software development for a customer during the second quarter of 2003. Excluding this item, gross margin for the nine months ended September 30, 2003 was 55.8%. The increase in the 2004 gross margin is due to reductions in product costs and changes in product mix.
    Sales and marketing expenditures increased approximately $498,000 (24%) and $1,932,000 (36%) during the three and nine months ended September 30, 2004, respectively, when compared to the same periods in 2003. These increases are primarily due to increased efforts to promote this segment's products, obtain additional market share and develop new channels of distribution.
    General and administrative expenditures increased approximately $14,000 (2%) and $252,000 (12%) during the three and nine months ended September 30, 2004, respectively, when compared to the same periods in 2003, primarily due to additional management and administrative personnel to support this segment's growth.
    Research and development expenses increased approximately $1,539,000 (80%) and $3,485,000 (70%), respectively, during the three and nine months ended September 30, 2004, when compared to the same periods in 2003. These increases are related to increased expenditures incurred in connection with the acquisition of Avail Networks and additional personnel and related costs associated with the development of the Company's next generation products.
   The Data Communications segment experienced a significant improvement in operating income during both the three and nine months ended September 30, 2004, when compared to the same periods in 2003, as a result of higher sales and improved operating margins. This segment will increase future operating costs, primarily research and development to develop next generation products, which is expected to reduce future operating results.

Electronic Assemblies Segment
   Sales increased $120,810 and $24,697 for the three and nine months ended September 30, 2004, respectively, when compared to the same periods in 2003 due to higher order volume from the Company's contract manufacturing customers. This segment is focused on diversifying its customer base and has been successful in obtaining new customers. The potential sales significance of these new accounts cannot be determined at this time.
    Gross profit margins were 9.1% and 7.3% for the three and nine months ended September 30, 2004, respectively, compared to a loss of approximately $(33,000) (6%) and $(267,000) (13%) during the same periods in 2003. The improved gross profit margin is due to the Company's efforts initiated to reduce operating costs. Selling, general and administrative expenses decreased slightly during the three and nine months ended September 30, 2004, when compared to the same periods in 2003. This segment continues to experience double digit percentage increases in its medical insurance programs offered to eligible employees. These increases will have a negative effect on operating income in the future.

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS. (Continued)
Audio Equipment Segment
    Sales decreased $122,080 and $129,838, respectively, for the three and nine months ended September 30, 2004, when compared to the same periods in 2003. Legacy Audio remains focused on developing a quality independent dealer network of high end audio video stores and custom installers.
    Gross profit margins were 29% and 31%, respectively, in the three and nine months ended September 30, 2004, as compared to 31% and 35% in the same periods in 2003, primarily due to reductions in wholesale selling prices to comparable industry levels.
    Selling, general and administrative costs increased approximately $79,000 and $266,000 during the three and nine months ended September 30, 2004 when compared to the same periods in 2003, primarily related to increased marketing and advertising costs associated with the introduction of Legacy's new products.
    As discussed in Note 6 above, operating expenses for the nine months ended September 30, 2004 includes a charge of $362,611 related to the write down of the carrying value of Legacy's goodwill and intangibles.

Investment Income
    Investment income increased during the three months ended September 30, 2004, when compared to the same period in 2003 due to increasing rate of return and higher invested balances during the third quarter of 2004. Investment income decreased during the nine months ended September 30, 2004, when compared to the same periods in 2003, due to lower rates of return available on invested funds during the first half of 2004.

Income Taxes
   The tax provision for the three and nine months ended September 30, 2004 of 25.5% and 28.4%, are based on the estimated effective tax rate for the year. This rate is less than the statutory income tax rate and is lower than the 2003 effective tax rate primarily due to foreign income with the benefit of lower tax rates, tax benefits and credit carryforwards related to research and development activities and non-taxable investment income derived from investment in municipal bond funds.

Contractual Obligations and Commercial Commitments
    During the nine months ended September 30, 2004, there have been no items that significantly impacted the Company's commitments and contingencies as disclosed in the notes to the 2003 consolidated financial statements as filed on Form 10-K. In addition, the Company has no significant off balance sheet arrangements.

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

                   ALLEN ORGAN COMPANY AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. No change from information disclosed in the Company's 2003 annual report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES.
   The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that the Company's disclosure controls are effective as of September 30, 2004. There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II    OTHER INFORMATION
   Item 6.     Exhibits
   (a)  Exhibits
        Exhibit No.            Description
         31.1      Rule 13a-14(a)/15d-14(a) Certification - Chief Executive
                    Officer
         31.2      Rule 13a-14(a)/15d-14(a) Certification - Chief Financial
                    Officer
         32        Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                       Allen Organ Company
                                           (Registrant)

Date:November 12, 2004      /s/STEVEN MARKOWITZ
                            Steven Markowitz, President and Chief Executive
                            Officer

Date:November 12, 2004      /s/NATHAN S. ECKHART
                            Nathan S. Eckhart, Vice President-Finance,
                            Chief Financial and Principal Accounting
                            Officer