Form 10-K
period 2004-12-31
ALLEN ORGAN CO
filed 2005-03-31
CIK 3753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

     (Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2004

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

                                Yes   X     No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ( )
The Class A voting stock of the registrant is not registered pursuant to the Securities Exchange Act of 1934, is not publicly traded, and, therefore, no market value information exists for such stock held by non-affiliates.
The number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on March 29, 2005:
         Class A - Voting  83,864       Class B - Non-voting  1,072,302
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
                                Yes         No   X
The aggregate market value of the Class B Common Shares held by non-affiliates of the Registrant as of June 30, 2004: $42,038,347

                               ALLEN ORGAN COMPANY

                                      INDEX


Item                                                           Page No.


                                     PART I

1. Business
      - General developments of business                         3
      - Industry segments                                        4
      - Description of business                                  4 - 7
      - Financial information about geographic areas             7
      - Available information                                    7
2. Properties                                                    7
3. Legal Proceedings                                             8
4. Submission of Matters to a Vote of Security Holders           8

                                     PART II

5. Market for the Registrant's Common Equity,
      Related Stockholder Matters and Issuer
      Purchases of Equity Securities                             8
6. Selected Consolidated Financial Data                          9
7. Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                      9 - 17
7A.   Quantitative and Qualitative Disclosures About Market Risk 17
8. Financial Statements and Supplemental Data                    18 - 39
9. Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure                                   17
9A Controls and Procedures                                       17
9B Other Information                                             17

                                    PART III

10.   Directors and Executive Officers of the Registrant         40 - 42
11.   Executive Compensation                                     42 - 43
12.   Security Ownership of Certain Beneficial Owners and Management
      and Related Stockholder Matters                            43 - 45
13.   Certain Relationships and Related Transactions             45
14.   Principal Accountant Fees and Services                     45

                                     PART IV

15.   Exhibits and Financial Statement Schedules                 46

Signatures                                                       47

Financial Statement Schedules                                    48

Exhibits                                                         49 - 53

PART I
Item 1.  Business
          General developments of business.
               Incorporated in Pennsylvania in 1945, Allen Organ Company and Subsidiaries ("Company") operate in four industry segments: Musical Instruments, Data Communications, Electronic Assemblies and Audio Equipment.
               The Musical Instruments segment consists of the manufacture and sale of electronic keyboard musical instruments, primarily digital church organs and accessories. During 2004 the Musical Instruments segment showed improvement in both net sales and operating results. Management attributes this improvement to an improving economy and the introduction of organs containing Quantum(TM) technology in the second quarter of this year, with shipments beginning during the third quarter. Quantum organs offer significant new features and product benefits. Two major benefits of this technology are Quad Suite(TM) and Acoustic PortraitT. Quad Suite allows Quantum organs to supply four complete tonal specifications in one organ console thereby increasing the instrument's versatility. Acoustic Portrait adds low-latency convolution reverberation, currently an exclusive feature for the church organ market. Convolution technology enables the Company to accurately reproduce the response of desired rooms and include them in Quantum organs.
               The Musical Instruments segment is seeing increasing changes in the type of music used in churches throughout North America, the primary market for this segment's organs. Some churches have changed their music programs from traditional styles that primarily include the use of an organ, to more "contemporary" services where the organ plays a lesser or no role. These changes may negatively impact future sales volume of this segment. The Company recently introduced products to address the changing needs of church music. This includes the Allen EnsembleT that combines traditional organ sounds and more contemporary General MIDI (Musical Instrument Digital Interface) sounds. The Company also introduced EACT (Expanded Audio Capabilities) which allows churches that have both traditional and contemporary programs to utilize their Allen organ's audio capabilities for playing back recorded music or amplifying other musical instruments. The introduction of the Allen Ensemble and EAC are intended to help maintain the organ as the cornerstone of church music programs. Management is hopeful that recent improvement's in the economy and spending patterns of religious institutions, this segment's primary customers, along with the favorable reaction to Quantum organs will continue in 2005.
                The  Data  Communications  segment  designs  and  markets  data networking products. This segment's 2004 annual sales increased approximately $18,958,000 (53%) when compared to 2003. Gross margins and operating income in 2004 also increased significantly when compared to 2003. This improvement in net sales and operating results is attributable to an improvement in the overall data communications market and the timing of completing sales with the Company's larger customers. Sales in this segment have become increasingly dependent on larger sales opportunities that could result in the amount and timing of future net sales being more volatile.
                The   Electronics   Assemblies  segment  provides   subcontract
         manufacture of electronic assemblies for outside customers. Recently, the order rate for this segment has improved and management believes that its efforts to diversify its customer base and recent signs of improvement in the economy may continue to improve this segments order rate in 2005.
               The Audio Equipment segment designs, manufactures and markets high-quality audio speaker cabinets for hi-fi stereo and home theater applications. This segment's 2004 net sales decreased when compared to 2003. This segment continues its efforts to develop an expanded dealer network, however, adding quality dealers for its products has been slower than expected.
                                      3

        Industry segments.

        Description of business.
          Musical Instruments.
               Allen  Organ  Company  is a leading manufacturer  of  electronic keyboard musical instruments, primarily digital church organs and accessories. This segment accounted for 26%, 34% and 37% of net sales in 2004, 2003 and 2002, respectively.
               The  principal  market  for the Musical Instruments  segment  is institutions, primarily churches. Sales to homes make up a smaller portion of this segment's sales. Musical Instruments are distributed mostly through dealers, primarily independent retail music stores throughout the United States, with a lesser percentage distributed through dealers internationally. The segment's business is not seasonal.
               The  principal raw materials used in the segment's products  are electronic components and wood, which are readily available from various sources without undue difficulty. Traditionally, organs have longer service requirements than other digital products. As life cycles for electronic components have shortened in recent years the Company has had to redesign some circuit boards to satisfy the needs of current and past customers. At the present time, management does not expect this issue to significantly affect future product shipments.
               This  segment  does  not  engage in any significant  amounts  of extended payment terms, or lease guarantees. The Company is contingently liable in connection with certain customers' financing arrangements (see Note 11 to the Consolidated Financial Statements). The dollar amounts and number of times the Company has had to honor these repurchase agreements have been negligible.
              The Musical Instruments segment is not dependent on any single or small group of customers, the loss of which would have a material adverse effect on the business. The dollar amount of the segment's unshipped order backlog at the end of February 2005 and 2004 was $4.9 million and $3.6 million, respectively. All orders are expected to be filled in the current year.
               The  organ  industry  is  competitive involving  at  least  five domestic and foreign manufacturers of digital organs. In addition, there are many small pipe organ companies that serve the institutional organ market. The organ market consists of two basic divisions, institutional (primarily churches) and home or entertainment type instruments. Management believes it is the largest supplier of organs for the institutional market in the United States (largest world market) because of product performance and competitive prices, and has a smaller percentage of the home or entertainment organ market. This segment also markets its organ consoles and control electronics to customers that want to retain their wind-blown pipes and augment them with digital voices. The Company maintains a research and development program to take advantage of the latest in technological developments relating to digital sound generation.

          Data Communications.
               The Data Communications segment consists of Eastern Research, Inc. (ERI). This segments operations are headquartered in Moorestown, New Jersey. ERI designs and markets data networking products enabling network service providers to deliver services to their external or internal customers. This segment accounted for 68%, 59% and 54% of the Company's net sales in 2004, 2003 and 2002, respectively.
               Data Communications products are predominantly sold directly to end-users, to wholesale and retail distributors worldwide and to a smaller extent under OEM agreements. The segment maintains an inventory of in-process and finished goods to allow for rapid fulfillment of orders.
                                      4

               The  principal  raw  materials used in the  Data  Communications products are electronic components, which are readily available from various sources without undue difficulty. As life cycles for electronic components have shortened in recent years, the Company has had to redesign some circuit boards to satisfy the needs of current and past customers. At the present time, management does not expect this to significantly affect future product shipments.
              The Data Communications segment derived 41% of its 2004 net sales from two customers, 16% of its net sales from one customer in 2003, and 40% of its net sales from two customers in 2002. While there have been significant customers contributing to the revenue growth, some of these customers have changed from year to year.
               This  segment derived approximately 27%, 19% and 28% of its  net sales from international markets in 2004, 2003 and 2002, respectively, primarily from Asia Pacific and Europe. ERI will continue to pursue growth opportunities in markets outside the United States. The realization of future business from these opportunities could be affected by currency fluctuations, social and political risks and changes in foreign economies.
               ERI  has  a  diversified  portfolio of customers  serving  three primary  segments:  mobile  network service providers,  fixed  network service providers and private networks; both in the domestic and international markets. While each segment continues to grow, the mobile segment has accelerated the most and contributed 41% of 2004 revenues. Applications in the mobile segment involve optimizing and managing the access portion of these networks, which are projected to continue to grow and change. There are many competitors in this market that is dominated by large data communications companies such as Adtran, Tellabs and Alcatel. The Company's strategy has been to target market niches with products that provide desirable features and packaging with attractive pricing.
               ERI  initially built its business in the CSU/DSU market and also developed router technology products. In 1997, ERI introduced its multi-service access concentrator (DNX) family of products. ERI has expanded this product family and broadened its feature set making the DNX its flagship product. The DNX revenues represent approximately 90% of ERI's net sales for 2004. During 2002, ERI introduced the DNX-1u, which is targeted at wireless service providers. The DNX-1u is the smallest product in the DNX family and includes up to 8 T1 or E1 circuits. This and prior product introductions have strengthened the DNX product line. The largest product in the DNX line is the DNX-88 that can handle as many as 600 T1 circuits and also includes T3 and OC3 (optical) capabilities. While revenues are primarily product sales, service revenues are a smaller, yet growing portion of the business.
               To  properly capitalize on this market's opportunities, ERI  has implemented marketing strategies and product development work and will continue to do so in a way that takes into account ERI's needs and the economic environment.
               On  July  24, 2003, ERI purchased the assets of Avail  Networks,
         Inc. (Avail) in exchange for $200,000 in cash and contingent payments based on future revenue related to the sale of Avail products during the 30 months after the acquisition. The resources and technology related to this acquisition have been redeployed and are currently being used in the development of the Company's next generation products.
               The  dollar  amount of unshipped order backlog  at  the  end  of
         February 2005 and 2004 was $5.2 million and $7.0 million, respectively. All orders are expected to be filled in the current year.
               This  segment  has directed its sales and marketing  efforts  to focus on markets for which its product line is well suited, including the wireless, enterprise, government and certain international markets. Future sales in this segment have become increasingly dependent on larger sales opportunities that could result in the amount and timing of future revenue being more volatile.
                                      5

          Electronic Assemblies.
               Allen Integrated Assemblies (AIA) is the Company's division that provides subcontract manufacture of electronic assemblies for outside customers. The Electronic Assemblies segment is an outgrowth of the technical  skills  and  manufacturing capabilities  developed  by  the
         Company for its Musical Instruments business. AIA services are supplied out of the Macungie, PA plant, the same plant in which the Company manufactures Musical Instruments and Audio Equipment products. This segment accounted for 4%, 5% and 7% of 2004, 2003 and 2002 net sales, respectively. AIA derived 68% of its 2004 net sales from five customers, 61% of its 2003 net sales from two customers and 73% of its net sales from three customers in 2002. AIA continues to work on diversifying its customer base.
               The  Electronic  Assemblies segment  is  very  competitive  with numerous companies offering similar services. AIA customers are generally in a geographic area relatively close to the Company's Macungie manufacturing facility.
              The dollar amount of the segment's unshipped order backlog at the end of February 2005 and 2004 was $1,551,000 and $909,000,
         respectively.   All orders are expected to be filled  in  the  current
         year.

          Audio Equipment.
              The Audio Equipment segment operates mainly through Legacy Audio, Inc. (LAI). LAI designs, manufactures and markets high-quality audio speaker cabinets for hi-fi stereo and home theater applications. This segment accounted for 2% of net sales in 2004, 2003 and 2002, respectively.
               The  principal raw materials used in the segment's products  are audio speakers, electronic components and wood, which are readily available from various sources without undue difficulty.
               LAI  derived  12%  of its 2004 net sales from one  customer,  no single customer accounted for greater than 10% of this segments net sales in 2003 or 2002.
               The  principal  market for LAI's products is the  consumer  home market. The segment's products are mainly distributed through independent retail dealers and directly to end-users. This segment's business is not seasonal.
               LAI  historically  sold its products through  direct  marketing.
         Management determined that this method of distribution limited its ability to penetrate the broader market. The Company has and will continue to add independent retail dealers in a conservative manner to build a quality dealer network in an effort to distribute its products more broadly. LAI has had difficulty adding dealers that are appropriate for its products.
               The  high-end audio market is evolving from the traditional two-
         channel to the multi-channel market, which is utilized in home theater applications. LAI has developed and markets products specifically for these home theater applications.
               LAI  competes with several other high-end audio speaker  cabinet manufacturers including Martin-Logan, Thiel, B&W, Celestion, and others.
              The dollar amount of the segment's unshipped order backlog at the end of February 2005 and 2004 was $223,000 and $179,000, respectively. All orders are expected to be filled in the current year.

          General.
               The Company's working capital is sufficient to meet the normal expansion of inventory and receivables.
              The Company spent $13,948,340, $8,785,522 and $7,782,571 in 2004,
         2003 and 2002, respectively, on research and development. The 2004 and 2003 increases were mainly within the Data Communications segment. The Company maintains an ongoing commitment to new product development and expects future expenditures for these activities to exceed the 2004 level.
                                      6
          General. (Continued)
               The Company monitors its compliance with applicable federal, state, or local provisions with regard to the environment and implements procedures or modifies its equipment as necessary. The Company does not expect any significant capital additions in the coming year to maintain its compliance.
              The Company and its subsidiaries employ approximately 505 people. None of our employees are covered by a collective bargaining agreement. Management believes that relations with employees are good.

         Financial information about geographic areas.
              The Company does not own manufacturing or sales facilities in any foreign countries. See Note 13 to the Consolidated Financial Statements for additional information on export sales.
              Export sales are all made in US dollars and, based on customer credit information, are made either on open credit terms, under letter of credit or on a prepaid basis.

         Available information.
               The Company files annual reports on Form 10-K, quarterly reports of Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of The Securities and Exchange Act of 1934 with the Commission. The public may read and copy any materials filed with the Securities and Exchange Commission at their Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain this information by calling the Commission at 1-800-SEC-0330. The Securities and Exchange also maintains an Internet site that contains reports and other information statements and other information regarding electronic filers at www.sec.gov.

Item 2.   Properties
              The following sets forth the location, approximate square footage and use of the Company's operating locations by segment. Management believes that its Macungie, PA facilities are generally suitable and adequate for the needs of the Musical Instruments, Electronic Assemblies and Audio Equipment segments. The Data Communications segment will need to expand the size of its present facility in New Jersey or relocate to another leased facility during 2005.

                                  Approximate
             Location           Square Footage           Use
 Musical Instruments, Audio Equipment and Electronic Assemblies:

       Macungie, Pennsylvania    242,000        Administrative, research  and
                                                manufacturing facility. Owned
                                                by  Allen  Organ Company.
                                                Operating at approximately
                                                85% capacity.

       Macungie, Pennsylvania     27,000        International sales, exhibition
                                                center, museum and teaching
                                                facility.  Houses the sales
                                                offices for Musical Instruments
                                                and Legacy Audio. Owned by
                                                Allen Organ Company.
 Data Communications:
       Moorestown, New Jersey     46,000        Administrative, sales and
                                                research facility. Leased until
                                                September 2005.

       Ann Arbor,  Michigan        5,000        Research facility. Leased
                                                until July 2005.

               In October 2002, the Company's subsidiary, Legacy Audio, Inc., sold its manufacturing and sales facility located in Springfield, Illinois. See Note 21 to the Consolidated Financial Statements for additional information.
                                      7

Item 3.  Legal Proceedings
               There is no litigation requiring disclosure pursuant to Item 103 of Regulation S-K.

Item 4.  Submission of Matters to a Vote of Security Holders
               No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

                                     PART II

Item 5.  Market  for  the  Registrant's Common Stock and Related  Stockholder
          Matters
               The Company's Class A voting shares are not registered pursuant to The Securities Exchange Act of 1934 and are not publicly traded. The Company's Class B non-voting stock trades on the NASDAQ Stock Market under the symbol AORGB.
               The high and low bid quotations for each quarter during the last two years as reported by NASDAQ Market Information System are as follows:

                  2004              High            Low
                  First Quarter  $  48.00       $  43.15
                  Second Quarter    54.66          47.50
                  Third Quarter     64.00          47.74
                  Fourth Quarter    70.36          53.05

                  2003              High            Low
                  First Quarter  $  40.64       $  37.00
                  Second Quarter    42.58          35.46
                  Third Quarter     44.11          37.97
                  Fourth Quarter    50.03          43.00

               The Company has 6 Class A Stockholders and 232 Class B Stockholders of record as of March 29, 2005.
               During the past two fiscal years, the Company has declared dividends on both its Class A and B shares as follows:

                  Record of Quarterly Dividends Paid in 2004
                     Record Date     Payable     Amount
                  Cash  2/20/2004    3/5/2004    $0.14
                  Cash  5/14/2004    5/28/2004   $0.14
                  Cash  8/13/2004    8/27/2004   $0.14
                  Cash  11/19/2004   12/3/2004   $0.14

                  Record of Quarterly Dividends Paid in 2003
                     Record Date     Payable     Amount
                  Cash  2/14/2003    2/28/2003   $0.14
                  Cash  5/16/2003    5/30/2003   $0.14
                  Cash  8/15/2003    8/29/2003   $0.14
                  Cash  11/14/2003   11/28/2003  $0.14
                                      8
Item 6.  Selected Financial Data
       The selected consolidated financial data presented below has been derived from the Company's consolidated financial statements for each of the periods indicated. The data set forth below is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements included as Items 7 and 8 in this Annual Report on Form 10-K.

                                  Years Ended December 31,
                     2004         2003        2002        2001         2000

Net Sales        $80,170,788  $60,788,058 $67,739,548 $60,490,513  $72,516,208
Operating Income
 (Loss)          $ 5,729,224  $   889,497 $ 3,080,022 $(7,113,614) $ 3,784,196
Net Income
(Loss)           $ 4,709,047  $ 1,396,896 $ 2,685,357 $(4,083,810) $ 3,954,896
Basic earnings
(loss) per share $      4.07  $      1.20 $      2.29 $     (3.49) $      3.38
Diluted earnings
(loss) per share $      4.06  $      1.20 $      2.29 $     (3.49) $      3.38
Cash dividends
per share        $      0.56  $      0.56 $      0.56 $      0.56  $      0.56
At Year End
 Cash            $ 8,949,691  $ 5,907,576 $ 4,515,189 $ 4,449,998  $ 2,712,368
 Investments     $18,338,350  $17,143,171 $17,176,750 $11,609,416  $24,694,377
 Working Capital $46,943,904  $43,917,002 $41,551,690 $38,656,758  $41,648,400
 Total Assets    $78,472,735  $71,950,276 $73,362,868 $66,472,252  $80,807,742
 Long-Term Debt,
 net of
 current portion $         0  $         0 $         0 $         0  $         0
Stockholders'
 Equity          $59,888,146  $56,364 833 $56,306,332 $56,315,015  $62,434,901

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Business Overview:
       As discussed in Note 21 of the financial statements, Allen Organ Company and Subsidiaries ("Company") operate in four industry segments:
    Musical Instruments, Data Communications, Electronic Assemblies and Audio Equipment.
       Sales  for  the year ended December 31, 2004 increased $19,382,730  when compared to 2003, primarily due to increased sales in the Company's Data Communications segment. Net income increased $3,312,151 during the year ended December 31, 2004, compared to 2003, primarily due to the higher sales in the Data Communications segment and improved operating results in the Musical Instruments segment.
       Net sales consist of revenues obtained for the sale of electronic keyboard musical instruments in the Musical Instruments segment; data networking products and support services in the Data Communications Segment; electronic assembly services in the Electronic Assemblies segment; and audio speaker cabinets in the Audio Equipment segment. Sales credits and adjustments are also included in net sales.
       Cost of sales consist primarily of material costs of products sold, salary and benefit costs related to production and manufacturing support personnel, incoming shipping and facility related costs, such as depreciation and maintenance.
       Consolidated selling, general and administrative expenses and research and development expenses increased approximately $8,197,000 and $1,554,000 during the years ended December 31, 2004 and 2003, respectively, primarily related to the growth in the Data Communications segment. Selling expenses consist primarily of employee salary and benefit costs, advertising and marketing expenses. General and administrative expenses consist primarily of employee salary and benefit costs, professional services fees and other general corporate expenses. Research and development expenses consist primarily of employee salary and benefit costs for engineering staff, third party contracted development services, product prototyping and compliance costs.
                                      9
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Liquidity and Capital Resources:
       The Company continues to maintain a strong financial position and high level of liquidity, which enables it to generate funds internally to meet operating needs, capital expenditures and short-term obligations. Key indicators of the Company's liquidity are presented below:
                                                      December 31,
                                                 2004             2003
          Working Capital                     $46,943,904      $43,917,002
          Current Ratio                         5.3 to 1         6.5 to 1
          Total Liabilities to Equity Ratio    0.31 to 1        0.28 to 1

       Cash flows from operating activities increased by approximately $3,718,000 during 2004 when compared to 2003, primarily due to improved operating results in the Musical Instruments, Electronic Assemblies and Data Communications segments. Net income improved by approximately $3,312,000 during the year ended December 31, 2004 as compared to 2003, after reflecting a non-cash charge of approximately $363,000 in 2004 from the write-off of goodwill and intangibles in the Audio Equipment segment. Cash of $454,000 was used to increase working capital components in 2004, versus changes in working capital providing cash of $806,000 and $3,315,000 in 2003 and 2002, respectively. The increase in working capital components in 2004 is primarily attributable to higher levels of inventory ($1,693,000) to support the increased sales activity, payment of estimated income taxes ($1,466,000, net of current year accruals) and payment of pension contributions ($544,000, net of current year accruals), offset by increases in payables and other accruals (total of $3,079,000) and customer deposits ($634,000).
       Cash flows provided by operating activities decreased during 2003 as compared to 2002, primarily due to operating losses incurred in the Musical Instruments segment. Working capital decreased in 2003 due to decreases in receivables and inventory (total of $2,830,000) primarily from collection of a receivable from a large sales transaction in late 2002 and improved inventory management, offset by a decrease in payables and accruals ($3,238,000) primarily from payment of inventory purchases to fulfill the large sales transaction in late 2002. Working capital decreased in 2002 due to a decrease in inventory ($1,073,000) primarily from improved inventory management, payment of estimated income taxes ($945,000, net of income tax accruals) and an increase in payables and accruals ($3,604,000) primarily from inventory purchases to fulfill a large sales transaction in late 2002, offset by an increase in accounts receivable ($2,237,000) primarily related to a large sales transaction in late 2002.
       Cash flows used in investing activities during 2004 includes approximately $2,743,000 of property additions, of which approximately $2,320,000 is primarily computer and test equipment purchased for the Data Communications segment and net purchase of investments of approximately $1,268,000.
       Cash flows used in investing activities during 2003 were used to purchase approximately $160,000 and $900,000 of property and equipment in the Musical Instruments and Data Communications segments, respectively. In addition, the Data Communications segment used $200,000 as payment for the acquisition of Avail Networks.
      Cash flows used in investing activities during 2002 were used to purchase approximately $1,039,000, $188,000 and $672,000 of property and equipment in the Musical Instruments, Electronic Assemblies and Data Communications segments, respectively and net purchase of investments of approximately $5,376,000.
       Cash flows from financing activities during 2004 and 2002 were made up primarily of dividend payments to Company shareholders. Cash flows from financing activities during 2003 in addition to dividend payments to Company shareholders, included approximately $505,000 paid for the repurchase of Class B common shares and $449,000 paid for the repurchase of subsidiary company stock.
                                      10
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Results of Operations:
        Sales and Operating Income
                                             December 31,
                                 2004            2003            2002
        Net Sales
        Musical Instruments
         Domestic            $16,961,307     $17,033,746     $21,694,445
         Export                3,925,493       3,348,158       3,248,480
          Total               20,886,800      20,381,904      24,942,925

        Data Communications
         Domestic             40,275,770      29,252,691      26,107,275
         Export               14,704,274       6,769,565      10,428,899
          Total               54,980,044      36,022,256      36,536,174

        Electronic Assemblies
         Domestic              2,822,019       2,819,640       4,750,143

        Audio Equipment
         Domestic              1,227,055       1,390,526       1,441,084
         Export                  254,870         119,780          69,222
          Total                1,481,925       1,564,258       1,510,306

        Total                $80,170,788     $60,788,058     $67,739,548

        Income (Loss) from Operations
        Musical Instruments  $   613,203     $  (764,639)    $ 2,024,144
        Data Communications    6,436,161       2,446,213       2,091,520
        Electronic Assemblies   (124,425)       (457,366)       (401,165)
        Audio Equipment       (1,195,715)       (334,711)       (634,477)
         Total               $ 5,729,224     $   889,497     $ 3,080,022

       Consolidated sales for 2004 increased $19,382,730 (32%) when compared to 2003, primarily due to higher sales in the Data Communications segment of approximately $18,958,000. Consolidated sales for 2003 decreased $6,951,490 (10%) when compared to 2002, primarily due to a $4,561,000 decrease in Musical Instruments sales and a $1,930,000 decrease in Electronic Assemblies segment sales.
       Consolidated gross margins increased to 48% in 2004 compared to 41% in 2003. This was due to the Data Communications segment representing 69% of consolidated net sales in 2004 versus 59% in 2003, which segment provides the highest gross profit percent (58% in 2004). In addition, the Musical Instruments segment gross margins increased by six percentage points to 27.5% in 2004 versus 21.1% in 2003 attributable to cost reduction efforts that were initiated in 2003 to reduce material and other operating costs. Consolidated gross margins in 2003 increased to 41% compared to 38% in 2002 due to a 6% increase in the gross margins in the Data Communications segment attributable to higher sales volume, reductions in product cost and changes in product mix, offset by a 6% decrease in the gross margin in the Musical Instrument segment due to lower sales volume over which to absorb fixed costs.
       Consolidated selling, administrative and other expenses increased $3,034,102 during the year ended December 31, 2004 when compared to 2003, primarily related to a $2,565,000 increase in the Data Communications segment for increased salaries and commissions related to the higher sales volume and additional sales and marketing efforts implemented in 2004. Consolidated selling, administrative and other expenses increased $503,940 during the year ended December 31, 2003, when compared to 2002, primarily related to an $872,000 increase in the Data Communications segment for increased salaries and benefits related to its increased sales and marketing efforts.
                                      11
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Consolidated research and development expenses increased $5,162,818 during the year ended December 31, 2004 when compared to 2003 primarily related to a $5,292,000 increase in the Data Communications segment. This increase was primarily from salaries and benefits for additional engineering staff, prototype costs and contracted design services associated with the development of the Data Communications segments next generation products. Consolidated research and development expenses increased $1,002,951 during the year ended December 31, 2003, when compared to 2002, primarily related to an $820,000 increase in the Data Communications segment. This increase was made up primarily of salaries and benefits for additional engineering staff.
       Consolidated costs and expenses for the year ended December 31, 2004 also includes a charge for impairment of goodwill and intangibles of $362,611 related to the write down of the carrying value of Legacy Audio's goodwill and intangibles.
       Investment income decreased $39,649 and $283,936 during the years ended December 31, 2004 and 2003, respectively, due to lower rates of return available on invested funds. The minority interest in consolidated subsidiaries represents the ERI employee shareholders interest in the net income of Eastern Research after recovering accumulated losses from prior years that were absorbed by the parent company. There was no minority interest in consolidated subsidiaries in 2003 and 2002, as all consolidated subsidiaries had accumulated losses that had been absorbed by the parent and, in the case of Eastern Research, were being recovered by subsequent net income of the subsidiary.
       The effective tax rate (benefit) was 22.5%, (5.7%) and 29.3% in 2004, 2003 and 2002, respectively. See Note 16 of the Consolidated Financial Statements for a reconciliation of the income tax provision to the statutory rates. The effective tax rate in 2004, 2003 and 2002 is lower than statutory tax rates primarily due to foreign income with the benefit of lower tax rates, research and development credits and non-taxable investment income derived from investment in municipal bond funds. The
    2004 rate increased compared to 2003 primarily due to higher levels of taxable income in 2004 offset by higher levels of tax credits and tax exempt income. The 2003 rate decreased when compared to 2002 due to the low level of taxable income which, after deducting tax credits and exempt income, resulted in a small tax benefit.
       Consolidated net income increased $3,312,151 during the year ended December 31, 2004, compared to 2003, primarily due to the higher sales and operating income in the Data Communications segment and improved operating results in the Musical Instruments segment. Consolidated net income decreased $1,288,461 during the year ended December 31, 2003, compared to 2002, primarily due to operating losses of $765,000 and $457,000 incurred in the Musical Instruments and Electronic Assemblies segments, respectively.
       The Company is in the process of implementing regulations contained in the Sarbanes-Oxley Act of 2002 applicable to companies with a class of securities registered under the Securities Exchange Act of 1934, in particular Section 404 relating to Management's Assessment of Internal Controls. Compliance with these regulations is estimated to cost in the range of $400,000 to $600,000 for initial implementation. These costs will be incurred over 2005 and 2006. In addition, there will be ongoing compliance costs thereafter which management expects will range from $250,000 to $400,000 annually.

  Musical Instruments Segment
       Domestic  sales  for 2004 were approximately equal to  2003.   The  2004
    order rate and backlog on December 31, 2004 continue to be higher than the same periods in 2003 reflecting favorable customer reaction to the Company's Quantum organs that include significant new features and product
    benefits,  as  well  as an improved economic environment.   Quantum  organs
    offer Quad SuiteT and Acoustic PortraitT.  Quad Suite allows Quantum organs
    to   supply  four  complete  tonal  specifications  in  one  organ  console increasing the instrument's versatility. Acoustic Portrait adds low-latency convolution reverberation, currently an exclusive feature for the
    church  organ  market.   Convolution  technology  enables  the  Company  to
    accurately reproduce the response of desired rooms and include them in Quantum organs. The domestic sales for 2003 decreased $4,661,000 from 2002 due to lower order volume, which management believed was caused by the economic downturn, declines in financial markets and general global uncertainty caused by the war in Iraq.
                                      12
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations (Continued)
      Musical Instruments Segment (Continued)
       This segment is seeing changes in the type of music used in churches throughout North America, the primary market for this segment's organs,
    which  may  negatively impact future sales volume for this  segment.   Some
    churches have changed their music programs from traditional styles that primarily use an organ, to more "contemporary" services where the organ plays a lesser or no role. To address the changing needs of church music, the Company recently introduced products including the Allen EnsembleT that combines traditional organ sounds and more contemporary General MIDI (Musical Instrument Digital Interface) sounds. The Company also introduced EACT (Expanded Audio Capabilities) that allows churches that have both traditional and contemporary programs to utilize their Allen organ's audio capabilities for playing back recorded music or amplifying other musical
    instruments.   The introduction of the Allen Ensemble and EAC are  intended to help maintain the organ as the cornerstone of church music programs.
       Export sales increased approximately $577,000 during the year ended December 31, 2004 when compared to 2003, which management believes is attributable to the decreased value of the US dollar compared to certain foreign currencies making the Company's products more affordable in those
    countries.   Export sales were approximately equal in 2003 when compared to
    2002.   Certain  foreign  markets continue to be  affected  by  unfavorable economic conditions.
        Gross profit margins on sales were 27.5%, 21.1% and 29.5% for the years ended December 31, 2004, 2003 and 2002, respectively. The 2004 increase is attributable to the higher sales volume, favorable product mix changes caused by the introduction of Quantum organs and the effect of cost reduction efforts initiated to reduce material and other operating costs. The 2003 decrease in gross profit margins was a result of lower sales volume over which to absorb fixed costs and higher operating costs including employee pension expense, which increased by $597,000 (103%) in 2003 versus 2002.
       Selling and advertising expenses during 2004 were approximately equal to 2003 and decreased approximately $71,000 during 2003 when compared to 2002, due to lower sales volume. General and administrative expenses increased approximately $108,000 during 2004 when compared to 2003, primarily due to higher fees incurred for professional services including legal and audit services. General and administrative expenses decreased approximately $60,000 in 2003 when compared to 2002.
       Research and development expenses decreased approximately $152,000 during 2004 compared to 2003 primarily due to lower retirement benefit costs and increased approximately $82,000 during 2003 when compared to 2002.
       Several of the Company's operating expenses continue to rise at significant rates including business insurances, medical insurance and other employee benefit expenses. As discussed in Note 14 to the financial statements, effective December 31, 2003, the Company froze future benefit accruals in both of its defined benefit pension plans and replaced this benefit with a discretionary contribution to the Allen Organ Company Savings and Profit Sharing Plan.
       During 2005, management has implemented a profit sharing bonus plan  for
    employees  at  its  Macungie,  PA  facility  which  contains  its   Musical
    Instrument,  Electronic  Assemblies  and  Audio  Equipment  segments.   The
    Company will contribute 10% of this plants operating income to eligible employees. The plan has been implemented to incent employees to work along with management in lowing costs, improving processes and quality and improving the plants operating results.

  Data Communications Segment
       Domestic sales increased $11,023,079 and $3,145,416 in 2004 and 2003, respectively. International sales increased $7,934,709 in 2004 when compared to 2003, and decreased $3,659,334 in 2003 when compared to 2002. The 2004 increases are due to higher order volume which management believes is attributable to an improvement in the overall data communications market and the timing of completing sales with the Company's larger customers. Future sales visibility for this segment has improved, but remains limited throughout the markets served by this segment. The total 2003 sales were approximately equal to 2002.
       Gross profit margins were 58%, 56% and 50% in 2004, 2003 and 2002, respectively. The 2004 increase is due to higher sales volume, reductions in product costs and changes in product mix. In addition, the 2003 gross margin was reduced by approximately 3% due to an accrual for warranty costs. The 2003 increase is due to favorable product mix changes offset by an $850,000 accrual for warranty costs and also includes $1,400,000 of revenue recognized on product software development for a customer during the second quarter of 2003. Excluding this product software development sale the 2003 gross margin was 54%. While the Company strives to maintain profit margins by developing products that offer desirable features, the industry is very competitive which can negatively affect margins.
                                      13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
    Data Communications Segment (Continued)
       Selling expenses increased approximately $2,138,000 (28%) in 2004 when compared to 2003, primarily due to increases in ERI's domestic sales force ($983,000), marketing ($344,000) and higher costs associated with international sales efforts ($621,000). Selling expenses increased approximately $823,000 in 2003 when compared to 2002, due to increases in ERI's sales efforts both domestic and international.
       Administrative expenses increased approximately $426,000 (15%) in 2004 compared to 2003, and increased approximately $50,000 in 2003 compared to 2002. These increases are primarily due to additional management and administrative personnel to support the segment's growth.
       Research and development expenses were $12,465,063, $7,173,393 and $6,352,909 for the years ended December 31, 2004, 2003 and 2002, respectively. The 2004 increase is due primarily to additional personnel and related costs associated with the development of the Company's next generation products. The products under development are expected to continue to serve emerging segments of the mobile and fixed network service providers, as well as private networks, and may also present the Company with a much broader market opportunity. The 2003 increase was due to increased expenditures incurred in connection with the July 2003 acquisition of Avail Networks and the commencement of work on next generation products. The segment is committed to new product development and expects these expenditures to increase during 2005.
       The combination of higher sales and higher gross margins resulted in operating income of $6,436,161, $2,446,213 and $2,091,520 during 2004, 2003 and 2002, respectively, for this segment. Future sales in this segment have become increasingly dependent on larger sales opportunities that could result in the amount and timing of future revenue and operating income to be more volatile. In addition, this segment will increase future operating costs, primarily research and development to develop next generation products, which is expected to negatively impact future operating results.

 Electronic Assemblies Segment
       Sales for 2004 were approximately equal to 2003, which had decreased $1,930,503 compared to 2002. The segment's order rate decreased in 2003 as a result of the economic slowdown that affected the Company's contract manufacturing customers. Management believes that its efforts to diversify its customer base and recent signs of improvement in the economy may improve this segment's order rate in 2005.
       The gross profit margin for 2004 was 5% compared to a loss of approximately $(114,000) (4%) and $(61,000) (1%) in 2003 and 2002,
    respectively. The 2004 increase is due to the Company's efforts initiated in 2003 to reduce its operating costs. Selling, general and administrative expenses in 2004 were approximately equal to 2003 and 2002. This segment continues its efforts to diversify its customer base and to improve its production capabilities to offer state of the art manufacturing services to its customers.

 Audio Equipment Segment
       Sales decreased $82,333 in 2004 and increased $53,952 in 2003 when compared to the previous year. Legacy Audio has historically sold its products through a direct marketing program. Management believes that this method of distribution has limited its ability to penetrate the broader market. In 2002, Legacy began distributing its products through a more traditional dealer network. The Company has added independent retail dealers and will continue to do so in a conservative manner to build a quality dealer network. During this period, Legacy has shifted marketing resources to the new method of distribution.
       Gross  profit  margins  were  20%, 35%, and  22%  for  the  years  ended
    December 31, 2004, 2003 and 2002, respectively. The 2004 decrease is primarily due to changes in products mix and $150,000 in additional inventory reserves recorded.
       Selling, general and administrative costs increased approximately $217,000 during 2004 when compared to 2003, primarily related to increased marketing and advertising costs associated with the introduction of Legacy's new products. Selling, general and administrative costs decreased approximately $29,000 in 2003 compared to the previous year, as a result of steps taken to reduce operating costs. The Company has taken steps to lower these costs in 2005.
       As discussed in Note 7 of the Consolidated Financial Statements, 2004 operating expenses includes a charge of $362,611 related to the write down of the carrying value of Legacy's goodwill and intangibles. This write down is attributable to Legacy's past and continuing operating losses and its inability to significantly expand distribution of its products, all of which reduced expectations of future cash flows from Legacy's operations and correspondingly it estimated fair market value.
                                      14

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

         Realization of Deferred Income Tax Benefits: As discussed in Note 16 of the Consolidated Financial Statements, the Company has recorded valuation allowances related to the uncertainty of realizing certain federal and state net operating loss carryforwards and state credit carryforwards. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

         Warranty Reserve: The Company provides warranties on some of its products for varying lengths of time. A warranty liability is recorded at the time of product sale based on estimates that are developed from historical information and certain assumptions about future events. Future warranty obligations are affected by product failure rates, usage and service costs incurred in addressing warranty claims. These factors are impacted by the level of new product introductions and the mix of equipment sold. If actual warranty costs differ from the estimates, adjustments to the warranty liability would be required.
                                      15

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Contractual Obligations and Commercial Commitments
       Following is a summary of contractual obligations and other commercial commitments of the Company:
                                                  Payments Due by Period
                                             Less
           Contractual                       than       1-3      4-5    After
           Obligations           Total      1 year      years    years  5 years
        Operating Leases(a)    $341,983    $339,508    $2,475     $0       $0
        Purchase
         Obligations (b)     $9,575,186  $9,189,880  $385,306     $0       $0


                                   Amount of Commitment Expiration Per Period


                                             Less
        Other Commercial    Total Amounts    than       1-3      4-5    After
           Commitments        Committed     1 year      years    years  5 years
        Contingent Repurchase
        Commitments Related to
        Customer Financing
        Arrangements (a)       $972,676    $972,676       $0      $0       $0



(a) Refer to Note 11 of the Consolidated Financial Statements for more information regarding Operating Leases and Contingent Repurchase Commitments.

(b) Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, services and capital expenditures. Cancelable purchase obligations that the Company intends to fulfill are also included in the purchase obligations amount listed above.

 Factors that May Affect Operating Results
       The  statements  contained in this report on  Form  10-K  that  are  not purely  historical  are forward looking statements within  the  meaning  of
    Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's marketing and product development strategy and statements regarding future production capacity. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinions only as of the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2005. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.
       The Company has experienced and expects to continue to experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in global economics and financial markets, changes in the mix of products sold, market acceptance of the Company's and its customer's products, competitive pricing pressures, global currency valuations, the availability of electronic components that the Company purchases from suppliers, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses and fluctuations in manufacturing yields. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.
                                      16

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

 New Accounting Standards
       During 2004 the Financial Accounting Standards Board issued the following new statements that are applicable to the Company. These statements did not have a material effect on the Company's 2004 financial statements.
       SFAS 123, (revised), "Share Based Payment" - establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). This statement is effective as of the beginning of the first interim reporting period that begins after June 15, 2005, which for the Company will be the third quarter of 2005. The Company does not expect that this revised statement will have a material effect on the Company's consolidated financial statements.
       SFAS 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" - clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for the Company for inventory costs incurred on or after January 1, 2006
       SFAS 153, "Exchange of Nonmonetary Assets-an amendment of APB Opinion No. 29" - This Statement amends the accounting for the exchange of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring on or after
    January 1, 2006.
       In December 2003, FASB Statement No. 132 (revised), "Employers Disclosures about Pensions and Other Postretirement Benefits", was issued. This Statement prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The new annual disclosure requirements became effective for the Company as of the year ended December 31, 2004. This additional disclosure is included in Note 14 to the consolidated financial statements.

Item 7A  Quantitative and Qualitative Disclosures About Market Risk.
       Financial instruments that potentially subject the Company to market and/or credit risk consist principally of short-term investments and trade receivables. The Company places substantially all of its investments in mutual funds holding federal, state and local government obligations and, by policy, limits the amount of credit exposure in any one investment. The Company's Musical Instruments segment sells most of its products through established dealer networks. The Data Communications segment sells most of their products directly to end-users, to wholesale and retail distributors worldwide and to a smaller extent under OEM agreements with other data communications companies. The market and credit risk associated with related receivables is limited due to the large number of dealers and distributors and their geographic dispersion. The Company has no other material exposure to market risk.

Item 8.  Financial Statements and Supplemental Data
       The information required by this Item is set forth on pages 18 through 39 hereto and is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
       There were no reportable events as described in Item 304(b) of Regulation S-K.

Item 9A. Controls and Procedures
       The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that the Company's disclosure controls are effective as of December 31, 2004. There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
       None

KPMG
4905 Tilghman Street
Allentown, PA 18104

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
 and Stockholders
Allen Organ Company:


    We have audited the accompanying consolidated balance sheets of Allen Organ Company and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows and the related financial statement schedule for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the management of Allen Organ Company. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allen Organ Company and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/KPMG LLP
Allentown, Pennsylvania
February 24, 2005

                      ALLEN ORGAN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                     ASSETS                           2004             2003
CURRENT ASSETS
 Cash                                             $ 8,949,691      $ 5,907,576
 Investments including accrued interest            18,338,350       17,143,171
 Accounts receivable, net of allowance for
  doubtful accounts of $ 445,804  in 2004
  and $605,496 in 2003                             10,993,833       11,652,365
 Inventories                                       15,619,326       13,926,173
 Prepaid income taxes                               1,466,029             --
 Prepaid expenses                                     532,175          491,444
 Deferred income taxes                              2,045,087        2,741,167
     Total Current Assets                          57,944,491       51,861,896

PROPERTY, PLANT AND EQUIPMENT, NET                 10,878,469       10,167,004

OTHER ASSETS
 Note receivable from related party                 2,397,291        2,397,291
 Cash value of life insurance                       2,822,638        2,474,002
 Deferred income taxes                              3,700,899        3,493,238
 Intangible assets, net                               682,258        1,347,822
 Goodwill, net                                         24,701          194,523
 Other assets                                          21,988           14,500
     Total Other Assets                             9,649,775        9,921,376
     Total Assets                                 $78,472,735      $71,950,276

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                 $ 3,285,659      $ 1,278,535
 Accrued income taxes                                  --              657,941
 Accrued expenses                                   4,882,754        3,811,025
 Customer deposits                                  2,832,174        2,197,393
     Total Current Liabilities                     11,000,587        7,944,894
NONCURRENT LIABILITIES
 Deferred and other noncurrent liabilities          1,529,890        1,946,696
 Accrued pension costs                              6,012,185        5,693,853
     Total Noncurrent Liabilities                   7,542,075        7,640,549
     Total Liabilities                             18,542,662       15,585,443

MINORITY INTEREST                                      41,927             --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Class A Voting Common stock, $1 par value,
  400,000 shares authorized, 127,232 shares issued    127,232          127,232
 Class B Non-Voting Common stock, $1 par value,
  3,600,000 shares authorized,
   1,410,761 shares issued                          1,410,761        1,410,761
 Additional paid-in capital                        13,197,610       13,150,610
 Retained earnings                                 62,076,690       58,015,139
 Accumulated other comprehensive loss              (4,417,842)      (3,832,694)
 Treasury stock, at cost, 43,368 Class A shares
  in 2004 and 2003, 338,382  Class B shares in 2004
  and 338,380 in 2003                             (12,506,305)     (12,506,215)
     Total Stockholders' Equity                    59,888,146       56,364,833
     Total Liabilities and Stockholders' Equity   $78,472,735      $71,950,276

          See accompanying notes to Consolidated Financial Statements.

              ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                                           Years Ended December 31,
                                        2004           2003           2002

NET SALES                           $80,170,788    $60,788,058    $67,739,548

COSTS AND EXPENSES
  Cost of sales                      41,653,317     35,693,613     41,963,839
  Selling, administrative and other
   expenses                          18,424,333     15,390,231     14,886,291
  Research and development           13,948,340      8,785,522      7,782,571
  Other expense                          52,963         29,195         26,825
  Impairment of goodwill and
   intangibles                          362,611           --             --
 Total                               74,441,564     59,898,561     64,659,526

INCOME FROM OPERATIONS                5,729,224        889,497      3,080,022

INVESTMENT INCOME                       392,750        432,399        716,335

MINORITY INTERESTS IN CONSOLIDATED
  SUBSIDIARY                            (41,927)          --             --

INCOME  BEFORE INCOME TAXES           6,080,047      1,321,896      3,796,357

INCOME TAXES
  Current                               533,000        571,000      1,669,000
  Deferred                              838,000       (646,000)      (558,000)
   Total                              1,371,000        (75,000)     1,111,000

NET INCOME                          $ 4,709,047    $ 1,396,896    $ 2,685,357

OTHER COMPREHENSIVE LOSS,
  NET OF TAX
  Unrealized (loss) gain on investments:
   Unrealized (loss) gain arising
    during period                   $   (47,865)   $   (26,898)   $   132,305
   Less: reclassified adjustment
   for gain (loss) included in
   income                                    12          2,495        (97,186)
 Sub-total                              (47,853)       (24,403)        35,119
 Minimum pension liability adjustment  (537,295)      (347,828)    (2,121,282)
Other comprehensive loss               (585,148)      (372,231)    (2,086,163)
COMPREHENSIVE INCOME                $ 4,123,899    $ 1,024,665    $   599,194

EARNINGS PER SHARE OF COMMON STOCK
  BASIC                             $      4.07    $      1.20    $      2.29
  DILUTED                           $      4.06    $      1.20    $      2.29

  See accompanying notes to Consolidated Financial Statements.

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                      Common Stock                   Additional
                               Class A              Class B          Paid-in
                           Shares    Amount     Shares    Amount     Capital

Balance-December 31,2001  127,232  $127,232  1,410,761  $1,410,761  $12,903,610
Tax benefit from
 exercise of subsidiary
 stock options                                                           58,000
Balance-December 31,2002  127,232   127,232  1,410,761   1,410,761   12,961,610
Tax benefit from
 exercise ofsubsidiary
 stock options                                                          189,000
Balance-December 31,2003  127,232   127,232  1,410,761   1,410,761   13,150,610
Tax benefit from
 exercise of subsidiary
 stock options                                                           47,000
Balance-December 31,2004  127,232  $127,232  1,410,761  $1,410,761  $13,197,610



                                        Accumulated
                                          Other
                           Retained    Comprehensive      Treasury Stock
                           Earnings    Income (Loss)     Shares      Amount

Balance-December 31,2001  $55,237,713  $(1,374,300)    367,672    $(11,990,001)

Net income                  2,685,357
Reacquired Class B Shares                                  261         (10,570)
Change in unrealized gain
 (loss) on securities
 available for sale                         35,119
Minimum pension
 liability adjustment                   (2,121,282)
Cash dividend paid
 ($0.56 per share)           (655,307)
Balance-December 31,2002   57,267,763   (3,460,463)    367,933     (12,000,571)

Net income                  1,396,896
Reacquired Class B Shares                               13,815        (505,644)
Change in unrealized gain
 (loss) on securities
 available for sale                        (24,403)
Minimum pension
 liability adjustment                     (347,828)
Cash dividend paid
 ($0.56 per share)           (649,520)
Balance-December 31,2003   58,015,139   (3,832,694)    381,748     (12,506,215)

Net income                  4,709,047
Reacquired Class B Shares                                    2             (90)
Change in unrealized
 loss on securities
  available for sale                       (47,853)
Minimum pension
 liability adjustment                     (537,295)
Cash dividend paid
 ($0.56 per share)           (647,496)
Balance-December 31,2004  $62,076,690  $(4,417,842)    381,750     $12,506,305

         See accompanying notes to Consolidated Financial Statements.
                                      21

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  Years Ended December 31,
                                            2004         2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                              $4,709,047   $1,396,896    $2,685,357
 Adjustments to reconcile net income to
  net cash provided by
  operating activities
  Depreciation and amortization           2,480,881    2,518,612     2,801,512
  Minority interest in consolidated
   subsidiary                                41,927        --            --
  Loss from impairment of goodwill and
   intangibles                              362,611        --            --
  (Gain) loss on sale of property,
   plant and equipment                         (378)      16,554        55,184
  Loss (gain) on sale of investments           --          4,000      (156,248)
  Tax benefit from exercise of stock
   options                                   47,000      189,000        58,000
  Deferred income taxes                     838,000     (624,135)     (518,984)
  Change in assets and liabilities
   Accounts receivable                      658,532      532,199    (2,236,722)
   Inventories                           (1,693,153)   2,297,509     1,073,475
   Prepaid income taxes                  (1,466,029)     161,071       945,143
   Prepaid expenses                         (40,731)    (172,501)       67,478
   Other assets                              (7,488)       1,592         --
   Accounts payable                       2,007,124   (4,410,432)    2,938,716
   Accrued income taxes                    (657,941)     657,941         --
   Accrued expenses                       1,071,729    1,172,769       665,104
   Customer deposits                        634,781     (496,587)     (284,043)
   Accrued pension costs                   (544,045)     144,349      (175,071)
   Deferred and other noncurrent
    liabilities                            (416,806)     917,911       321,016
     Net Cash Provided by
      Operating Activities                8,025,061    4,306,748     8,239,917

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash proceeds from sale of investments
  classified as available for sale          791,464      526,866    30,633,381
 Cash paid for purchase of investments
  classified as available for sale       (2,058,995)    (521,690)  (36,009,348)
 Increase in cash value of life
  insurance                                (348,636)    (200,839)      (99,597)
 Increase in note receivable                   --            --       (400,184)
 Payment for acquisition of business           --       (200,000)        --
 Cash proceeds from sale of property,
  plant and equipment                         7,000        5,100       319,155
 Cash paid for purchase of property,
  plant and equipment                    (2,743,457)  (1,063,231)   (1,898,586)
   Net Cash Used In Investing
    Activities                           (4,352,624)  (1,453,794)   (7,455,179)

CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends paid in cash                    (647,496)    (649,520)     (655,307)
 Reacquired Class B common shares               (90)    (505,644)      (10,570)
 Subsidiary company stock reacquired
  from minority stockholders                (24,939)    (448,659)      (89,386)
 Proceeds from sale of subsidiary stock      42,203      143,256        35,716
  Net Cash Used in Financing Activities    (630,322)  (1,460,567)     (719,547)

NET INCREASE IN CASH                      3,042,115    1,392,387        65,191

CASH, JANUARY 1                           5,907,576    4,515,189     4,449,998

CASH, DECEMBER 31                        $8,949,691   $5,907,576    $4,515,189


            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid (refunded) for income taxes    $2,619,970   $ (439,012)   $  750,008
Cash paid for interest                   $   --       $   --        $    --
The above changes in assets and
 liabilities excludes the following
 adjustments related to the minimum
 pension liability.
Accumulated other comprehensive income   $  537,295   $  347,828    $2,121,282
Deferred income tax benefits                325,082      195,128     1,312,295
Accrued pension costs                      (862,377)    (542,956)   (3,433,577)

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

     Principles of Consolidation:
        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (Allen Diversified, Inc. and Legacy Audio, Inc.) and majority-owned (91%) subsidiary (Eastern Research, Inc.). In addition, the Company has other inactive, wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

     Cash Equivalents:
        Cash equivalents of $5,861,878 and $1,556,578 at December 31, 2004 and 2003, respectively, consist of money market funds. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months of less to be cash equivalents.

     Investments:
        Investment securities at December 31, 2004 and 2003 consist of U.S. Treasury and equity securities. The Company classifies its debt securities in one of three categories: trading, available for sale, or held to maturity and its equity securities into trading or available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity debt securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. The Company has no trading or held to maturity securities.
        Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.
        A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.
        Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

     Accounts Receivable Allowance:
         The Company records an allowance for uncollectible accounts receivable based on historical loss experience, customer payment patterns and current economic trends. Management reviews the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increases or decreases the allowance.
                                      23

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 Background and Significant Accounting Policies (Continued)
     Inventories:
        Inventories  are  valued  at the lower of  cost  or  market.   Cost  is
     determined  using  the  first-in,  first-  out  (FIFO)  method   for   all
     inventories.

     Property, Plant and Equipment:
        Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful asset lives using both straight-line and accelerated methods for financial reporting and accelerated methods for tax reporting purposes.

     Goodwill and Intangible Assets:
        Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company accounts for its goodwill and intangible assets in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 142, "Goodwill and Other Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".
        Intangible assets represent identifiable assets such as customer lists, developed technology and trademarks acquired in connection with the purchase of the Company's subsidiaries. Intangible assets are amortized on a straight-line basis over various periods, generally from 5 - 15 years, and are presented net of accumulated amortization on the consolidated balance sheets.
        The carrying value of goodwill and intangible assets for each business is continually reviewed to assess its recoverability from future operations, based on future cash flows (undiscounted) expected to be generated by such operations. Any impairment in value indicated by the assessment would be computed based on discounted cash flows and charged against current operations.

     Revenue Recognition:
        The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Service revenues are recognized when the services are performed. Service revenues are derived from providing extended warranties to customers, equipment maintenance and repairs, engineering and hardware support, and subcontract assembly services. Deferred revenues represent cash received from customers in advance of revenues being recognized for the related payment.
        Sales are recorded net of anticipated product returns. The estimated product returns are based on a historical analysis and are recorded when the associated product revenue is recognized.

     Research and Development and Advertising:
        Research and development and advertising expenditures are charged to expense as incurred. Research and development expenses are separately disclosed in the consolidated statements of operations while advertising costs were $459,812, $278,327, and $333,695 in 2004, 2003 and 2002,
     respectively.

     Income Taxes:
        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
                                      24

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 Background and Significant Accounting Policies (Continued)
     Financial Instruments:
        Financial instruments that potentially subject the Company to credit risk consist principally of short-term investments and trade receivables. The Company places substantially all of its investments in mutual funds holding federal, state and local government obligations and, by policy, limits the amount of credit exposure in any one investment. The Company's Musical Instruments segment sells most of its products through established dealer networks. The Data Communications segment sells most of its products direct to customers, to distributors worldwide and to a lesser extent under OEM agreements with other data communications companies. The credit risk associated with related receivables is limited due to the large number of customers and their geographic dispersion.

     Reclassifications:
        Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.

     New Accounting Standards:
        During 2004 the Financial Accounting Standards Board issued the following new statements that are applicable to the Company. These statements did not have a material effect on the Company's 2004 financial statements.
        SFAS 123, (revised), "Share Based Payment" - establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). This statement is effective as of the beginning of the first interim reporting period that begins after June 15, 2005, which for the Company will be the third quarter of 2005. The Company does not expect that this revised statement will have a material effect on the Company's consolidated financial statements.
        SFAS 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" - clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for the Company for inventory costs incurred on or after January 1, 2006
        SFAS 153, "Exchange of Nonmonetary Assets-an amendment of APB Opinion No. 29" - This Statement amends the accounting for the exchange of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring on or after January 1, 2006.
        In December 2003, FASB Statement No. 132 (revised), "Employers Disclosures about Pensions and Other Postretirement Benefits", was issued. This Statement prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The new annual disclosure requirements became effective for the Company as of the year ended December 31, 2004. This additional disclosure is included in Note 14.
                                      25

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 Background and Significant Accounting Policies (Continued)
     Stock-Based Compensation:
        The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Since the Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation", only the disclosure requirements set forth in the Statements are presented.
        Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, as amended by SFAS No. 148, net income and earnings per share would have been as follows:
                                            2004         2003          2002
      Net income
        As reported                      $4,709,047   $1,396,896    $2,685,357
        Stock-based employee compensation
        expense included in reported net
        income, net of tax                   71,693       90,402        35,661

        Total stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects             (653)    (121,859)     (105,035)
          Pro forma                      $4,780,087   $1,365,439    $2,615,983
      Earnings per share
        As reported
          Basic                               $4.07        $1.20         $2.29
          Diluted                             $4.06        $1.20         $2.29
        Pro forma
          Basic                               $4.13        $1.18         $2.23
          Diluted                             $4.12        $1.18         $2.23

        The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating the fair value of options granted under the Allen Organ Company stock option plan in 2004 and 2002; there were no option grants under the Allen Organ Company stock option plan in 2003.
                                           2004      2002
           Dividend yield                  1.40%     1.40%
           Risk-free interest rate         2.25%     2.50%
           Expected life                 6 years   7 years
           Expected volatility               25%       10%

NOTE 2 Business Acquisition
        On  July  24,  2003, the Company's subsidiary, Eastern  Research,  Inc.
     (ERI), purchased the assets of Avail Networks, Inc. (Avail) in exchange for $200,000 in cash and contingent payments of 5% of net revenues related to the sale of Avail products in excess of $1,500,000 during the first 30 months after the acquisition. ERI has not paid any royalties in connection with this acquisition and does not expect that revenue related to the sales of Avail products during the 30 months following the acquisition will exceed $1,500,000, the amount after which any royalty would be due.
        Avail's sales prior to the acquisition date were minimal. As such, pro-forma financial information is not required for this acquisition.
        The purchase price was allocated $114,300 to property and equipment and $85,700 to intangibles.
                                      26

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3  Investments

       The cost and fair value of investments in debt and equity securities are as follows:


                                           Gross         Gross         Fair
                          Amortized       Unrealized   Unrealized     Value
                            Cost            Gains        Losses

      December 31, 2004
      Available for sale
      Equity securities  $   29,310      $     --       $     50   $    29,260
      Mutual Funds
       Short Term Gov't
        Funds             3,318,087            --         72,088     3,245,999
       Municipal  Bond
        Funds            15,049,871            --         46,056    15,003,815
       Equity Funds          57,213          2,063           --         59,276
      Totals            $18,454,481      $   2,063      $118,194   $18,338,350

      December 31, 2003
      Available for sale
      Equity securities  $   29,310      $     --       $     50   $    29,260
      Mutual Funds
       Short Term Gov't
        Funds             2,281,775            --         36,422     2,245,353
       Municipal  Bond
        Funds            14,840,033            --          6,593    14,833,440
       Equity Funds          35,832            --            714        35,118
      Totals            $17,186,950      $     --       $ 43,779   $17,143,171

        Marketable debt securities have an average contractual maturity of approximately 1 year or less.
        Realized gains and losses are determined based on the original cost of these investments using a first-in, first-out method. During 2004, 2003 and 2002, sales proceeds and gross realized gains and losses on securities classified as available for sale were:

                                  2004           2003           2002

     Sales proceeds           $ 791,464      $ 526,866      $30,633,381

     Gross realized losses    $      --      $   4,000      $   379,804

     Gross realized gains     $      --      $      --      $   536,052

        The change in net unrealized holding (loss) gain on securities available for sale of $(72,352) $(36,537), and $55,961, net of deferred tax (benefit) expense of $(24,499), $(12,134), and $20,842, has been included in accumulated other comprehensive loss in stockholders' equity for the years ended December 31, 2004, 2003, and 2002, respectively.
                                      27

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4 Inventories
                                                 December 31,
                                              2004         2003
           Finished goods                  $5,685,024   $3,945,007
           Work in process                  5,535,795    5,525,106
           Raw materials                    4,398,507    4,456,060
            Total                         $15,619,326  $13,926,173

           Inventory is net of allowance for obsolete and slow moving items of $3,134,223 and $3,851,749 at December 31, 2004 and 2003, respectively.
           Finished goods consist primarily of completed organs, speaker cabinets and completed data communications products.

NOTE 5 Property, Plant and Equipment
                                                                    Estimated
                                                December 31,         Useful
                                             2004         2003       Lives
           Land and improvements         $ 2,369,298  $ 2,369,298    10 yrs
           Buildings and improvements      9,502,949    9,085,523    2 - 40 yrs
           Machinery and equipment        12,411,711   11,263,861    5 - 10 yrs
           Office furniture and equipment  6,480,353    5,385,231    3 - 8  yrs
           Vehicles                          212,453      179,369    4 yrs
            Sub-total                     30,976,764   28,283,282
           Less accumulated depreciation  20,098,295   18,116,278
            Total                        $10,878,469  $10,167,004

           Depreciation   expense   charged  to  operations   was   $2,025,370,
       $1,846,367 and $2,158,302 in 2004, 2003 and 2002, respectively.

NOTE 6 Note Receivable
           The Company has entered into two split-dollar life insurance agreements with its President, who is the insured and owner of the policies. The policy owner is required to pay the portion of the premiums equal to the value of the economic benefit determined in accordance with applicable IRS Revenue Rulings. Due to rules included in the Sarbanes-Oxley Act of 2002 prohibiting the payment of these types of premiums, the Company did not pay any insurance premiums in 2004 or 2003 related to these split-dollar agreements. In the past, the Company paid the balance of the net premiums, which approximates $450,000 annually.
           The agreements provide that the Company shall be entitled to recover the amount of premiums paid out of the built-up cash value upon termination of the agreement or out of the proceeds upon the death of the insured. As security for repayment, the Company is a collateral assignee of the policy to the extent of any such unreimbursed premiums. The note receivable is also secured by the personal obligation of its President. The note receivable exceeds the cash surrender value of these policies by approximately $457,000 and $431,000 at December 31, 2004 and 2003, respectively. However, the Company's President has an adequate level of personal net assets to cover these amounts.
                                      28

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7 Intangible Assets
           Intangible assets subject to amortization are as follows:

                      December 31, 2004       December 31, 2003

                                                                     Weighted
                    Gross                   Gross                     Average
                  Carrying  Accumulated    Carrying   Accumulated  Amortization
                   Amount   Amortization    Amount    Amortization     Period


Customer Lists  $  105,679   $  105,679   $  105,679  $   87,583      7 years
Developed
 Technology      4,643,246    3,960,988    4,660,509   3,515,220      5 years
Trademark          278,396      278,396      278,396      93,959     20 years
 Total          $5,027,321   $4,345,063   $5,044,584  $3,696,762

        Amortization expense was $455,511, $672,245 and $643,210 in 2004,  2003 and 2002, respectively. Estimated amortization expense for the next five years is as follows:

              2005                    $224,856
              2006                     167,605
              2007                     136,356
              2008                      87,875
              2009                      65,566

        As discussed in Note 2, in July 2003, ERI acquired the assets of Avail Networks for $200,000, which included $85,700 of intangible assets allocated to developed technology and will be amortized over five years. In addition, intangible assets of $(17,264), $305,403 and $53,670 were recorded in 2004, 2003 and 2002, respectively, in connection with stock transactions with minority stockholders of ERI.
        During June 2004, the Company recorded a charge to operating expenses of $362,611 related to the impairment in the carrying value of goodwill ($169,822) and intangibles ($192,789) which arose in connection with the acquisition of Legacy Audio, Inc. This write down is attributable to Legacy's past and continuing operating losses and its inability to significantly expand distribution of its products, all of which reduced expectations of future cash flows from Legacy's operations and correspondingly its estimated fair market value.

NOTE 8 Accrued Expenses
                                                          December 31,
                                                       2004         2003
           Accrued salaries and commissions        $2,279,036   $1,876,287
           Accrued warranty costs                     555,000      970,000
           Deferred revenue                           535,113      405,959
           Accrued profit sharing contribution        826,640      248,349
           Other                                      686,965      310,430
             Total                                 $4,882,754   $3,811,025
                                     29

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9 Deferred and Other Noncurrent Liabilities
                                                            December 31,
                                                          2004       2003
           Deferred compensation (see Note 14 and 18)   $  925,157  $1,190,549
           Deferred revenue                                254,940     516,147
           Accrued warranty costs                          349,793     240,000
             Total                                      $1,529,890  $1,946,696

NOTE 10    Warranty Costs
        The Musical Instruments segment provides a 10 year warranty on its organs, the Data Communications segment provides a 2 year warranty on all of its data communication products, the Electronic Assemblies segment provides a 1 year warranty on assemblies manufactured for outside customers and the Audio Equipment segment provides a 5 year warranty of its line of home audio speakers. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The activity in the warranty accrual is summarized as follows:
                                                           December 31,
                                                       2004            2003
           Accrual at beginning of year            $1,210,000      $  300,000
           Revision to prior year estimate           (298,105)           --
           Additions charged to warranty expense      315,000       1,080,357
           Claims paid and charged against
             the accrual                             (322,102)       (170,357)
           Accrual at end of year                  $  904,793      $1,210,000

NOTE 11    Commitments and Contingencies
        As of December 31, 2004, the Company is contingently liable for a maximum amount of approximately $973,000 in connection with the financing arrangements of certain customers.
        Under the terms of an agreement with the wife of the late Chairman and principal stockholder of the Company, the Company may be required to purchase within eight months of her death, at the option of her personal representative, an amount of Class A and/or B Common Shares then owned by her or includable in her estate for Federal Estate Tax purposes sufficient to pay estate taxes and costs, subject to the limitations of Section 303 of the Internal Revenue Code. At December 31, 2004, the stockholder owned or would have includable in her estate 81,531 Class A shares and 267,429 Class B shares. The Company's obligation under this agreement is limited to the insurance proceeds to be received by the Company on life insurance purchased on the life of the stockholder, which policy has a face value of $6,000,000.
        In connection with the purchase of Avail Networks (see Note 2), ERI agreed to pay royalties of 5% of total net sales of qualifying products through January 2006 in excess of $1,500,000. The royalties are payable quarterly. There were no royalty payments made during 2004 and 2003.
        ERI leases its offices and production facility under non-cancelable operating leases which expire at various dates through March 2006. Rent expense for all Company operating leases was $571,851, $453,414, and $413,733 in 2004, 2003 and 2002, respectively. Minimum annual rent payments for the operating leases are $339,508 and $2,475 in 2005 and 2006, respectively.
        At December 31, 2004, the Company had open purchase obligations with expected payment obligations of $9,575,186 in 2005 and $385, 306 in 2006.
                                      30

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12    Accumulated Other Comprehensive Loss
                                                         December 31,
                                                      2004          2003
           Unrealized loss on investments, net   $   (76,720)  $   (28,867)
           Minimum pension liability adjustment   (4,341,122)   (3,803,827)
             Total                               $(4,417,842)  $(3,832,694)

NOTE 13    Export Sales
        Export sales are all made in US dollars and based on the customers credit information are made either on open credit terms, under letter of credit or on a prepaid basis
        In 2004, 2003 and 2002, net sales by the Musical Instruments segment include export sales, principally to Canada, Europe and the Far East, of $3,925,493, $3,348,158, and $3,248,480, respectively. Net sales by the
     Data Communications segment include export sales principally to South Africa, Europe and Asia Pacific of $14,704,274 for 2004, $6,769,565 for 2003, and $10,428,899 for 2002. Included in the export sales of the Data Communications segment are sales to Australia of $6,622,621, $2,321,937 and $6,979,993 in 2004, 2003 and 2002, respectively. Net sales by the Audio Equipment segment include export sales principally to Russia of $254,870 for 2004, $119,780 for 2003, and $69,222 for 2002.

NOTE 14    Retirement Plans
        The Company sponsors two noncontributory defined benefit pension plans which cover substantially all of its employees. Salaried plan benefits are generally based on the employee's years of service and compensation levels. Hourly plan benefits are based on various monthly amounts for each year of credited service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.
        Effective December 31, 2003, the Company froze future benefit accruals under both the salaried and hourly defined benefit pension plans. The Company will continue to fund the plans and may terminate the plans in the future. The Company has replaced the retirement benefit previously provided to its employees under the defined benefit pension plan with a discretionary contribution to the Allen Organ Company Saving and Profit Sharing Plan. The discretionary contribution will be allocated to employee accounts based on their salary.
        The measurement date used to calculate the benefit obligations is December 31.
                                      31

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14    Retirement Plans (Continued)
   Following are reconciliations of the pension benefit obligation and the value of plan assets:
                                         2004            2003          2002
      Pension benefit obligation
      Balance, beginning of year     $17,945,952     $17,468,426   $16,112,915
      Service cost                         --            436,305       393,927
      Interest cost                    1,016,079       1,089,526     1,085,299
      Benefits paid to
      participants                    (1,142,374)     (1,112,879)   (1,117,494)
      Actuarial loss                     862,985           --            --
      Increase due to changes
       in data/assumptions                 --             64,574       993,779
         Balance, end of year        $18,682,642     $17,945,952   $17,468,426

      Plan assets
      Fair value, beginning of year  $12,252,099     $11,514,344   $13,398,564
      Actual investment returns          560,732         820,634    (1,663,508)
      Company contributions            1,000,000       1,030,000       852,041
      Benefits paid to participants   (1,142,374)     (1,112,879)   (1,072,753)
         Fair value, end of year     $12,670,457     $12,252,099   $11,514,344

      The funded status of the plans is as follows:
                                                     December 31,
                                         2004            2003          2002
      Excess of the benefit
       obligation over the value of
       plan assets                   $(6,012,185)    $(5,693,853)  $(5,954,082)
      Unrecognized net actuarial loss  6,967,646       6,105,269     6,509,847
      Adjustment to recognize
       minimum liability              (6,967,646)     (6,105,269)   (5,562,313)
      Accrued benefit cost           $(6,012,185)    $(5,693,853)  $(5,006,548)

        The adjustment to recognize the minimum pension liability of $6,967,646, net of deferred tax benefit of $2,626,524, has been included in accumulated other comprehensive loss in stockholders' equity at December 31, 2004.
        The following weighted-average rates were used in determining the above plan information:
                                                       2004      2003     2002
      Discount rate on the benefit obligation          5.50%     5.75%    6.25%
      Discount rate on net periodic benefit cost       5.75%     6.25%    6.75%
      Expected long-term rate of return on plan assets 7.00%     7.00%    7.00%
      Rate of long-term compensation increase          N/A       5.00%    5.00%

        The expected long-term rate of return is based on the portfolio that management expects to maintain as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments. The expected rate of long-term compensation is not applicable as accrued benefits in the plans have been frozen.

        Pension expense is comprised as follows:
                                           2004          2003          2002
      Service cost                     $   --        $  436,305    $  393,927
      Interest cost                     1,016,079     1,089,526     1,085,299
      Expected return on plan assets     (868,347)     (768,716)   (1,036,157)
      Amortization of net gain from
       prior service cost                  --              --         133,903
      Amortization of net loss            308,223       417,234          --
        Net pension cost               $  455,955    $1,174,349    $  576,972

                                      32

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14    Retirement Plans (Continued)
        The allocation of the fair value of plan assets of the Company's pension plans at December 31, 2004, 2003 and 2002 were as follows:
                                                     December 31,
                                          2004          2003       2002
           Equity Security Funds            33%          20%        --
           Stable Asset Fund                34%          34%        --
           Cash and Equivalents Fund        33%          46%       100%
             Total                         100%         100%       100%

        The Company's investment policies and strategies for the pension benefit plans do not use target allocations for the individual asset categories. Management expects to increase its allocation to Equity Security Funds to approximately 40%, with the balance being invested in the Stable Asset Fund. Management will continue to monitor market conditions and make changes in asset allocation that it feels are appropriate to balance the risk and return on plan investments. The Company's investment goals are to maximize returns subject to specific risk management policies. Its risk management policies permit investments in mutual funds and prohibit direct investments in debt and equity securities and derivative financial instruments. The Company addresses diversification by the use of mutual fund investments whose underlying investments are in domestic and international fixed income securities and domestic and international equity securities. These mutual funds are readily marketable and can be sold to fund benefit payment obligations as they become payable.
        The Company expects to contribute a total of $1,000,000 to its pension plans in 2005.
        Future benefit payments are estimated as follows:
                 2005          $1,165,633
                 2006           1,188,586
                 2007           1,274,828
                 2008           1,330,150
                 2009           1,318,210
                 2010-2014      6,277,407

        The Company provides a 401(k) deferred compensation and profit sharing plan for the benefit of eligible employees. The plan allows eligible employees to defer a portion of their annual compensation, pursuant to
     Section 401(k) of the Internal Revenue Code. Profit-sharing contributions to the plan are discretionary as determined by the Company's Board of
     Directors.   Expenses related to this plan were $826,640, $248,349 and
     $58,325 in 2004, 2003 and 2002, respectively.
        The Company provides supplemental executive retirement plans (deferred compensation) for several of its officers and key employees of the Company. These plans provide for discretionary Company contributions, which vest over a five year period, accrue interest at the prime rate, not to exceed 9%, and are payable upon the executive's death or retirement. Expense related to these arrangements was $159,647, $138,760 and $143,512 in 2004, 2003 and 2002, respectively. The accrued benefits were $629,157 and $667,549 at December 31, 2004 and 2003, respectively.

NOTE 15    Investment Income
                                                     December 31,
                                            2004        2003         2002

       Interest Income                   $ 377,753   $ 429,440    $ 550,697
       Dividend Income                      14,997       6,959        9,390
       Gain (Loss) on Sale of Investments     --        (4,000)     156,248
        Total                            $ 392,750   $ 432,399    $ 716,335
                                      33

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16    Income Taxes
           The provision for income taxes consists of the following:

                   2004                   2003                   2002
          Currently              Currently              Currently
           Payable    Deferred    Payable    Deferred    Payable      Deferred

Federal   $ 432,000  $ 783,000  $ 439,000  $ (448,000)  $1,252,000  $ (456,000)
State       101,000     55,000    132,000    (198,000)     417,000    (102,000)
 Total     $533,000  $ 838,000  $ 571,000  $ (646,000)  $1,669,000  $ (558,000)

           A reconciliation of the provision for income taxes with the statutory rate follows:
                                 2004            2003               2002
Statutory provision for
 federal income tax     $2,081,000  34.0% $ 449,000   34.0%  $1,291,000  34.0%
State taxes, net of
 federal tax benefits      203,000   3.3    106,000    8.0      143,000   3.8
Tax credits for research
 and development          (510,000) (8.3)  (347,000) (26.3)    (311,000) (8.2)
Tax-exempt income          (71,000) (1.1)   (56,000)  (4.2)     (64,000) (1.7)
Extraterritorial
 income exclusion         (309,000) (5.1)  (104,000)  (7.9)    (136,000) (3.6)
Other items, net            77,000   1.3     27,000    2.0       18,000   0.5
Effect of change in
 valuation allowance
 of deferred tax assets:
  Federal                      --     --      --       --       105,000   2.8
  State                   (100,000) (1.6)  (150,000) (11.3)      65,000   1.7
 Total                  $1,371,000  22.5% $ (75,000)  (5.7)% $1,111,000  29.3%

           The following temporary differences give rise to the net deferred tax asset at December 31, 2004 and 2003.

                                                        2004            2003
    Deferred Tax Assets
      Excess of book depreciation/amortization
        over tax depreciation/amortization          $  352,792      $  375,529
      Excess of book over tax pension expense        1,881,358       1,766,324
      Loss on investments not recognized
       for tax purposes                                 39,414          14,913
      Deferred compensation not recognized
        for tax purposes                               316,157         447,759
      Net operating loss and credit carryforwards    1,729,610       1,872,221
      Other liabilities                                659,323         646,331
      Reserve for bad debts                            167,560         227,846
      Warranty reserve                                 340,852         454,989
      Inventory reserve                              1,178,920       1,448,493
       Sub-total                                     6,665,986       7,254,405
         Valuation Allowance                          (920,000)     (1,020,000)
           Total Deferred Tax Assets                $5,745,986      $6,234,405

        Deferred taxes are included in the Company's financial statements as follows:
                                                        2004            2003
             Current deferred tax asset             $2,045,087      $2,741,167
             Non-current deferred tax asset          3,700,899       3,493,238
               Total deferred tax asset             $5,745,986      $6,234,405

                                      34

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16    Income Taxes (Continued)
        At December 31, 2004, the Company has available approximately $2,337,000 of unused federal and $13,886,000 of unused state net operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2007 to 2024. In addition, the Company has $872,000 in state tax credit carryforwards that expire in various years from 2008 to 2019. The Company has a valuation allowance of
     $920,000 for the deferred tax assets related to the uncertainty of realizing state net operating loss carryforwards, state credit carryforwards and federal net operating losses generated by a subsidiary prior to inclusion in the consolidated federal income tax return. The decrease in the 2004 valuation allowance is primarily related to state net operating losses that were reduced due to state apportionment.
        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 17    Earnings Per Share
        The following shows the amounts used in computing earnings per share and the effect on weighted average number of shares for dilutive potential common stock.

                                              2004        2003       2002
    Weighted average number of
      common shares used in basic
      earnings per share                   1,156,243   1,160,008  1,170,191
    Effect of stock options                    2,576         473         --
    Weighted average number of
      common shares used in diluted
      earnings per share                   1,158,819   1,160,481  1,170,191

        Outstanding stock options to purchase 12,000 shares of common stock were not included in computing earnings per share for 2002 because the effect was antidilutive.
                                      35

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18    Stock Option Plans
        In   July   2002,  the  Company  established  an  employee  stock-based
     compensation  plan to assist in attracting and retaining  personnel.   The
     maximum number of the Company's Class B shares that may be issued under the plan approximates a 9% interest in the Company. Options are issued at the fair market value on the date of grant. The maximum term of the options is ten years, and generally vest equally over four years.
        As of December 31, 2004, total options issued represent 1.40% of the shares currently outstanding. Vested options represent 0.75% of the currently outstanding shares.
        Following is a summary of the activity under the plan:
                                          December 31,
                             2004               2003               2002
                              Weighted            Weighted            Weighted
                              Average             Average             Average
                    Number of Exercise  Number of Exercise  Number of Exercise
                     Shares    Price     Shares    Price     Shares   Price

Outstanding at
 beginning of year   12,000    $39.00    12,000    $39.00        --    $  --
Granted               4,500     43.15        --      --      12,000     39.00
Exercised               --      --           --      --         --       --
Forfeited               --      --           --      --         --       --
Outstanding at end
 of year             16,500    $40.13    12,000    $39.00    12,000    $39.00
Weighted average
 fair value of
 options granted
 during the year     $10.32               $ --               $ 5.03

        Following is a summary of the status of options outstanding at December 31, 2004:
                      Options Outstanding                  Options Exercisable
                           Weighted Avg.
                           Remaining       Weighted Avg.           Weighted Avg
  Exercise    Number       Contractual     Exercise       Number     Exercise
  Price     Outstanding      Life            Price      Exercisable   Price

    $39.00       12,000     7.56 years     $39.00         7,200      $39.00
     43.15        4,500     9.08 years      43.15         1,500       43.15
    Total        16,500     7.98 years     $40.13         8,700      $39.72

        ERI also provides an employee stock-based compensation plan to assist in attracting and retaining personnel. The maximum number of subsidiary shares that may be issued under the plan approximates a 15% interest in the subsidiary. Options are generally issued at the estimated fair market value. The maximum term of the options is six years, and generally vest equally over four years.
        As of December 31, 2004, total options issued and outstanding represents 8% of the ERI shares currently outstanding. Vested options consist of 5% of the currently outstanding shares of ERI.
        ERI recognized compensation expense of $115,188 in 2004, $144,875 in 2003, and $59,375 in 2002 related to options granted with an exercise price less than the fair market value on the date of grant. Deferred compensation relating to these option grants is $296,000 and $523,000 at December 31, 2004 and 2003, respectively.
        See Note 1 for the pro forma effects on net income and earnings per share had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, as amended by SFAS No. 148.

                                      36

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19    Related Party Transactions
        The Company maintains two classes of stock, Class A voting common stock and Class B non-voting common stock. The majority (97%) of the
     Class A voting common stock is held by a Trust for the benefit of the family of company founder Jerome Markowitz. Accordingly, the Markowitz family has the ability to elect all board of directors and control the vote on substantially all matters without the approval of other stockholders.
        A member of the Company's Board of Directors is a principal in firms providing legal and financial advisory services. Legal fees paid were $265,447, $153,149 and $45,851 in 2004, 2003 and 2002, respectively.
     Financial advisory fees paid were $6,000 in both 2003 and 2002. There were no related party financial advisory fees paid in 2004.

NOTE 20    Major Customers
        The Company derived 20% of its consolidated net sales from one customer in 2004. Receivables from this customer represented 41% of total consolidated accounts receivable at December 31, 2004. No single customer represented 10% or more of consolidated net sales in 2003 or 2002.

NOTE 21    Industry Segment Information
        The  Company's  operations are classified into four industry  segments:
     Musical Instruments, Data Communications, Electronic Assemblies and Audio Equipment. The Musical Instruments segment is comprised of operations principally involved in the design, manufacture, sale and distribution of electronic keyboard musical instruments, primarily digital organs and related accessories. Musical instruments are sold primarily to retail dealers worldwide.
        The Data Communications segment is involved in the design, sale and distribution of data communications equipment. Data communications products are sold direct to customers, to distributors worldwide and to a smaller extent under OEM agreements with some customers.
        The Electronic Assemblies segment is involved in the manufacture, sale and distribution of electronic assemblies for outside customers used primarily as control devices and other circuitry in their products. Subcontract assembly services are provided primarily to industrial concerns in Pennsylvania and New Jersey.
        The Audio Equipment (Legacy Audio, Inc.) segment is involved in the design, manufacture, sale and distribution of high quality speaker cabinets for hi-fi stereo and home theater applications. Legacy's products are sold worldwide primarily through independent retail dealers and, to a lesser extent, directly to individual customers.
        Intersegment sales are generally priced at cost plus a percentage mark-up, and are generally marginally less than prices which would be charged for the same product to unaffiliated customers. Intersegment sales are excluded from net sales reported in the accompanying consolidated statements of income. Identifiable assets by segment are those assets that are used in the Company's operations within that segment. General corporate assets consist principally of cash and short-term investments.
        The Electronic Assemblies segment derived 68% of its 2004 net sales from five customers, 61% of its 2003 net sales from two customers and 73% of its 2002 net sales from three customers. The Data Communications segment derived 41% of its 2004 net sales from two customers, 16% of its net sales from one customer in 2003 and 40% of its net sales from two customers in 2002. The Audio Equipment segment derived 12% of its 2004 net sales from one customer. The Company's Musical Instruments segment is not dependent on any single customer.
        In October 2002, Legacy Audio, Inc. sold its manufacturing plant located in Springfield, Illinois for $285,000 (net of selling expenses) and recognized a gain on the sale of approximately $7,000. Legacy ceased operations at this facility effective August 31, 2002 and consolidated all of its production into the Company's manufacturing facility in Macungie, PA.
                                      37

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 21     Industry Segment Information (Continued)
        Following is a summary of segmented information for 2004, 2003 and 2002.

                                                     December 31,
                                          2004           2003          2002
            Net Sales to
            Unaffiliated Customers
              Musical Instruments     $20,886,800    $20,381,904   $24,942,925
              Data Communications      54,980,044     36,022,256    36,536,174
              Electronic Assemblies     2,822,019      2,819,640     4,750,143
              Audio Equipment           1,481,925      1,564,258     1,510,306
                Total                 $80,170,788    $60,788,058   $67,739,548

            Intersegment Sales
              Musical Instruments     $   905,340    $   823,199   $   435,915
              Data Communications            --           84,418          --
              Electronic Assemblies       951,919        344,553       131,540
              Audio Equipment              31,411         88,205        88,909
                Total                 $ 1,888,670    $ 1,340,375   $   656,364

            Income (Loss) from Operations
              Musical Instruments     $   613,203    $  (764,639)  $ 2,024,144
              Data Communications       6,436,161      2,446,213     2,091,520
              Electronic Assemblies      (124,425)      (457,366)     (401,165)
              Audio Equipment          (1,195,715)      (334,711)     (634,477)
                Total                 $ 5,729,224    $   889,497   $ 3,080,022

            Identifiable Assets
              Musical Instruments     $16,474,486    $16,762,054   $17,301,133
              Data Communications      30,152,927     26,164,502    25,868,894
              Electronic Assemblies     1,850,634      2,065,776     2,373,162
              Audio Equipment           1,015,729      1,541,238     1,623,546
                Sub-total              49,493,776     46,533,570    47,166,735
              General corporate assets 28,978,959     25,416,706    26,196,133
                Total                 $78,472,735    $71,950,276   $73,362,868

            Capital Expenditures
              Musical Instruments     $   423,417    $   155,195   $ 1,037,338
              Data Communications       2,320,040        904,861       670,320
              Electronic Assemblies          --              --        188,487
              Audio Equipment                --            3,175         2,441
                Total                 $ 2,743,457    $ 1,063,231   $ 1,898,586

            Depreciation and Amortization
              Musical Instruments     $   712,558    $   765,196   $   759,689
              Data Communications       1,640,861      1,596,862     1,864,921
              Electronic Assemblies       104,184        120,679       126,321
              Audio Equipment              23,278         35,875        50,581
                Total                 $ 2,480,881    $ 2,518,612   $ 2,801,512

            Income Tax Expense (Benefit)
              Musical Instruments     $   521,000    $   (20,000)  $ 1,240,000
              Data Communications       1,303,000        312,000       138,000
              Electronic Assemblies       (25,000)      (204,000)     (152,000)
              Audio Equipment            (428,000)      (163,000)     (115,000)
                Total                 $ 1,371,000    $   (75,000)  $ 1,111,000

                                      38

                     ALLEN ORGAN COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 22     Quarterly Financial Data (Unaudited)


                  First       Second        Third       Fourth
                 Quarter      Quarter      Quarter      Quarter      Total
  2004
Net Sales      $16,718,716  $19,747,048  $21,353,653  $22,351,371  $80,170,788
Gross Profit     7,879,016    9,857,983   10,553,944   10,226,528   38,517,471
Net Income         682,674    1,199,172    1,607,432    1,219,769    4,709,047
Earnings per Share
 Basic                0.59         1.04         1.39         1.05         4.07
 Diluted              0.59         1.04         1.39         1.05         4.06

  2003
Net Sales      $13,874,464  $12,725,880  $14,932,091  $19,255,623  $60,788,058
Gross Profit     5,274,954    5,222,827    6,588,075    8,008,589   25,094,445
Net Income (Loss)  (19,808)    (149,898)     200,923    1,365,679    1,396,896
Earnings (Loss) per
 Share
 Basic               (0.02)       (0.13)        0.17         1.18         1.20
 Diluted             (0.02)       (0.13)        0.17         1.18         1.20

  2002
Net Sales      $15,977,488  $17,403,733  $15,705,708  $18,652,619  $67,739,548
Gross Profit     6,628,428    7,158,583    5,755,644    6,233,054   25,775,709
Net Income         931,539    1,009,634      528,362      215,822    2,685,357
Earnings per Share
 Basic                0.80         0.86         0.45         0.18         2.29
 Diluted              0.80         0.86         0.45         0.18         2.29

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.

                 (a)            Identification of Directors
                                                               Time Period
                             Date Term                          Position
Name                          Expires       Age   Position         Held

Steven Markowitz             Next Annual     51   Director     Since 1980
                           Meeting in 2005

Eugene Moroz (1)             Next Annual     81   Director     Since 1968
                           Meeting in 2005

Leonard W. Helfrich          Next Annual     75   Director     1964-1968 and
                           Meeting in 2005                     1972 to present

Orville G. Hawk (1)          Next Annual     87   Director     Since 1989
                           Meeting in 2005

Albert F. Schuster           Next Annual     85   Director     Since 1989
                           Meeting in 2005

Martha Markowitz             Next Annual     83   Director     Since 1991
                           Meeting in 2005

Jeffrey L. Schucker (1)      Next Annual     50   Director     Since 1996
                           Meeting in 2005

Ernest Choquette             Next Annual     51   Director     Since 1998
                           Meeting in 2005

Michael F. Doyle             Next Annual     50   Director     Since 2001
                           Meeting in 2005

   (1)  Audit Committee member.

           (b)  Identification of Executive Officers.
                    Date Term                                   Time Period
Name                 Expires       Age   Position               Position Held

Steven Markowitz   Next Annual     51    President             1990 to present
                  Meeting in 2005

Barry J. Holben    Next Annual     52    Vice President-Sales  October 1995 to
                  Meeting in 2005                               present

Dwight A. Beacham  Next Annual     58    Vice President-       October 1995 to
                  Meeting in 2005        Product Development    present

Nathan S. Eckhart  Next Annual     41    Vice President-       May 1996 to
                  Meeting in 2005        Finance, Treasurer,    present
                                         Secretary


                  (c)  Identification of Certain Significant Employees.
                       Not applicable.
                  (d)  Family Relationships.
                        Except  for Martha Markowitz and Steven  Markowitz,
                  who are mother and son, there is no family relationship between any officers or directors of the Company.
                                      40


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

                  (f)    Involvement  in  Certain  Legal   Proceedings   by
                  Directors or Officers.

                       None.

                  (g)    Section   16(a)  Beneficial  Ownership   Reporting
                  Compliance.

                       Section 16(a) of the Securities Exchange Act of 1934
                  requires that Company Directors, Executive Officers and greater-than-ten-percent Share Owners file with the Securities and Exchange Commission and the Company an initial statement of beneficial ownership and certain statements of changes in beneficial ownership of Common Stock of the Company. Based solely on its review of such forms received by the Company, Martha Markowitz and Steven Markowitz both individually and as trustees of the Jerome Markowitz Trust inadvertently failed to timely report the following share transactions in December 2004 due to a failure of the transfer agent to timely notify the filer of the date the shares were transferred. The Company is unaware of any other instances of noncompliance with such filings during the year ended December 31, 2004.

                         Name             Transaction     Number and Class of
                                             Type              Shares
                   Martha Markowitz        Purchase      1,047 Class B shares
                   Steven A. Markowitz     Sale            869 Class B Shares
                   Jerome Markowitz
                   Trust, Martha &
                   Steven Markowitz
                   Trustees                Purchase      3,000 Class B Shares

                                      41

                  (h)  Audit Committee Financial Expert

                       The Company's Board of Directors has determined that
                  Jeffrey L. Schucker is a financial expert serving on the Company's audit committee and that he is independent within the meanings of the NASDAQ listing standards and the Exchange Act.

                  (i)  Code of Ethics.

                        The  Company has adopted a Code of Business Conduct
                  and Ethics that applies to all employees including its principal executive and financial officers. A copy of the Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14 of the 2003 Form 10-K.

Item 11.    Executive Compensation.
                 Deleted paragraphs and/or columns are not applicable.

             (b)  SUMMARY COMPENSATION TABLE:
                                                       Long Term
                                                       Compensation
                                  Annual Compensation  Securities  All Other
Name and                          Salary   Bonus       Underlying  Compensation
Principal Position         Year    $        $          Options(#)     $


Steven A. Markowitz,
President                  2004  155,027     -              -       39,995 (1)
(Chief Executive Officer)  2003  151,675     -              -       38,886
                           2002  147,855     -              -       20,969

Dwight A. Beacham,         2004  107,438     -              -       27,994 (2)
 Vice President -          2003  104,850     -              -       17,052
 Product Development       2002  101,918     -           4,000      12,049

Barry J. Holben,           2004  107,642     -              -       27,994 (2)
 Vice President-Sales      2003  106,628     -              -       17,052
                           2002  104,008     -           4,000      12,049

Nathan S. Eckhart,         2004  112,313     -              -       22,142 (2)
 Vice President-Finance,   2003  107,630     -              -       13,533
 (Treasurer and Secretary) 2002  102,823     -           4,000       9,527

(1)-Value of split dollar life insurance policy. See Note 6 to the accompanying Consolidated Financial Statements for additional information on this arrangement.
(2)-Value of vested deferred compensation earned under supplemental executive retirement plans. See Note 14 to the accompanying Consolidated Financial Statements for additional information on these arrangements.

             (c)  OPTION GRANTS IN LAST FISCAL YEAR:
                     There were no stock options granted to or exercised by the above named executive officers of the Company during 2004 under the Allen Organ Company stock option plan.
                                      42

             (d)  AGGREGATE OPTIONS EXERCISED IN LAST  YEAR
                   AND DECEMBER 31, 2004 OPTION VALUE:

                                Number of Securities           Value of
                                    Underlying             Unexercised In-The
                                Unexercised Options        Money Options at
                Shares         at December 31, 2004(#)     December 31, 2004($)

 Name     Acquired
             on     Value
          exercise Realized                              (1)           (1)
            (#)      ($)    Exercisable Unexercisable Exercisable Unexercisable
Dwight A.
Beacham      0        0       2,400        1,600        $72,000      $48,000

Barry J.
Holben       0        0       2,400        1,600        $72,000      $48,000

Nathan S.
Eckhart      0        0       2,400        1,600        $72,000      $48,000

      (1) Based on market value of $69.00 per share for Allen Organ Company Class B common stock at December 31, 2004.

             (f)  Defined Benefit or Actuarial Plan Disclosure.

                                  As  discussed in Note 14 to the Company's
                  consolidated financial statements included in Item 8, future benefit accruals under the Company's defined benefit pension plan were frozen as of December 31, 2003. Based on the 2004 actuarial report for the Plan the estimated annual retirement benefit under the Plan to each of the named executive officers are as follows:
                  Steven A. Markowitz (age 51) - $33,890; Dwight A. Beacham (age 58) - $21,378; Barry J. Holben (age 52) - $15,742;
                  Nathan S. Eckhart (age 41) - $13,870.

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

             (h)  Employment Contracts and Termination  of
                   Employment and Change in Control Arrangements:

                                  There are no employment contracts between
                  the Company and any of the Company's executive officers. The Company has established an Executive Bonus Program in the form of executive supplemental retirement plans for the benefit of Mr. Beacham, Mr. Holben and Mr. Eckhart. These plans provide for discretionary Company contributions which vest over a five year period, accrue interest at the prime rate, not to exceed 9%, and are payable upon the executives death or retirement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

             (a) Voting securities of the registrant owned of record or beneficially by each person who owns of record, or is known by the registrant to own beneficially, more than five percent of any class of such securities. Class A Common Shares constitute the only securities with voting rights. Information as of February 29, 2005.

                                          Amount and
                                          Nature of
            Names and           Title of  Beneficial   % of
            Addresses             Class   Ownership    Class
            Jerome Markowitz        A     81,531       97.22%
            Trust (2)                     (1)
            821 N. 30th St.
            Allentown, PA
            (1)  Sole voting and investment power
            (2)   The  shares are held by Trustees under an Inter  Vivos
               Trust established by Mr. Markowitz, who died in February 1991, for the benefit of his family, principally his widow,
               Martha   Markowitz.   The  Trustees  are  Steven  Markowitz,
               President  and  a  Director  of  the  Company,  and   Martha
               Markowitz, a Director of the Company.
                                      43

           (b)    Each   class  of  equity  securities  of  the  registrant
           beneficially owned directly or indirectly by all directors naming them and directors and officers of the registrant, as a group, without naming them. Directors not named in the following table do not beneficially own any equity securities of the registrant. Information as of December 31, 2004.

                                                    Percent  Percent
                                        Nature of     of       of
                   Class     Class      Beneficial   Class    Class
Directors            A         B        Ownership      A        B

Steven Markowitz     58                 (1) (3)      .07 %
                           12,693       (1) (3)               1.18%
                 81,531*                (2) (4)    97.22 %
                          245,016*      (2) (4)              22.85%

Eugene Moroz                6,290       (1) (3) as
                                        to 6,290
                            6,000       (2) (4) as
                                        to 6,000              1.15%

Leonard W. Helfrich           258       (2) (4)                .02%

Orville G. Hawk                50       (2) (4)               .005%

Martha Markowitz           22,413       (1) (3)               2.09%
                 81,531*                (2) (4)    97.22 %
                          245,016*      (2) (4)              22.85%


                                                    Percent  Percent
All Directors                                         of       of
and Officers       Class     Class                   Class    Class
as a Group           A         B                       A        B

     12          81,589** 292,720**                97.29%**  27.30%


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

     (c)      Changes in Control.  Not applicable.

     (d) Securities authorized for issuance under equity compensation plans:

     Plan category  Number of          Weighted-average   Number of
                    securities to be   exercise price of  securities
                    issued upon        outstanding        remaining
                    exercise of        options, warrants  available for
                    outstanding        and rights         future issuance
                    options, warrants                     under equity
                    and rights                            compensation plans
                                                          (excluding
                                                          securities
                                                          reflected in
                                                          column (a))
                    (a)                     (b)             (c)
     Equity
     compensation
     plans
     approved by
     security
     holders        16,500                 $40.13           83,500

     Equity
     compensation
     plans not
     approved by
     security
     holders         --                       --                --

     Total          16,500                 $40.13           83,500

Item 13.    Certain Relationships and Related Transactions

            See Note 11 to the Consolidated Financial Statements concerning an agreement between the Company and Martha Markowitz, a Director of the Company.
            Ernest Choquette, a member of the Company's Board of Directors, is a principal in firms providing legal and financial advisory services. Legal fees paid were $265,447, $153,149 and $45,851 in 2004, 2003 and 2002, respectively. Financial advisory fees paid were $6,000 in both 2003 and 2002, none were paid in 2004.

Item 14.    Principal Accountant Fees and Services
                                                      2004       2003
            (1) Audit Fees                         $185,000   $116,000
            (2) Audit-Related Fees                   14,100     13,500
            (3) Tax Fees                             92,200    116,200
            (4) All Other Fees                         --       --
                 Total Fees                        $291,300   $245,700

              (1) Audit Fees represent the fees to complete the annual audit and quarterly reviews.
              (2) Audit-Related Fees include assurance services provided for the Company's retirement plans in 2003 and other miscellaneous services in 2004.
              (3) Tax Fees include fees for compliance services, assistance with compliance documentation and various other tax issues that arise from time to time.
              (4) No other fees paid in 2004 and 2003.
              The audit committee of the Board of Directors pre-approves all audit and permissible non-audit services provided by the Company's independent registered public accounting firm. All of the services provided by the Company's independent registered public accounting firm set forth above were pre-approved by the audit committee.

                                  PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
            (a)  (1)  Financial Statements
                 The  following consolidated financial statements  of
                 Allen  Organ Company and its subsidiaries are included  in
                 Part II, Item 8:
                 Report of Independent Registered Public Accounting Firm. Consolidated Balance Sheets as of December 31, 2004 and 2003. Consolidated Statements of Income for the years ended
                   December 31, 2004, 2003, and 2002.
                 Consolidated Statements of Stockholders' Equity  for
                   the years ended December 31, 2004, 2003, and 2002.
                 Consolidated Statements of Cash Flows for the  years
                   ended December 31, 2004, 2003, and 2002.
                 Notes to Consolidated Financial Statements.
                 The   individual   financial  statements   of   the
                 Registrant's subsidiaries have been omitted, as they are all included in the Consolidated Financial Statements referred to above.
            (a)  (2) Financial Statement Schedules
                 Schedule II.  Valuation and Qualifying Accounts  for
                 the three years ended December 31, 2004.
                                            Schedules   other  than   those
                           listed  above  are  omitted  because  they   are
                           either  not required, are not applicable or  the
                           required   information  is  presented   in   the
                           Consolidated Financial Statements.
            (a)  (3) Exhibits
                  Exhibit No.    Description
                      3.1(1)    Articles of Incorporation, as amended
                      3.2(2)    Bylaws, as amended
                      10.1(7)   Allen Organ Company Stock Option Plan
                      10.2(3)   Agreement of Amendment between the Company
                                and Martha Markowitz
                      10.3(5)   Executive Bonus Program and Endorsement Split
                                Dollar Life Insurance Agreements between the
                                Company and Dwight A. Beacham, Nathan S.
                                Eckhart and Barry  J. Holben
                      14(8)     Code of Business Conduct  and Ethics
                      21        Subsidiaries of the registrant
                      23.1      Consent of KPMG LLP
                      31.1      Rule 13a-14(a)/15d-14(a)
                                 Certification - Chief Executive Officer
                      31.2      Rule 13a-14(a)/15d-14(a)
                                 Certification - Chief Financial Officer
                      32        Section 1350 Certifications
                      99.1(6)   Audit Committee Charter

            1. Incorporated  by  reference  to  the  exhibit
               filed with the Registrants Annual Report on Form 10-K for the year ended December 31, 1984.
            2. Incorporated  by  reference  to  the  exhibit
               filed with the Registrants Annual Report on Form 10-K for the period ended December 31, 1991.
            3. Incorporated  by  reference  to  the  exhibit
               filed with the Registrants Annual Report on Form  10-K
                for the year ended December 31, 1992.
            4. Incorporated by reference to the exhibit filed with the
                Registrants Quarterly Report on Form 10-Q for the period ended September 30, 1999.
            5. Incorporated by reference to the exhibit filed with the
                Registrants Annual Report on Form 10-K for the year ended December 31, 2000.
            6. Incorporated by reference to the exhibit filed with the
                Registrants Quarterly Report on Form 10-Q for the period ended September 30, 2002.
            7. Incorporated by reference to the exhibit filed with the
                 Registrants Annual Report on Form 10-K for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ALLEN ORGAN COMPANY



Date:  March 31, 2005                /s/STEVEN A. MARKOWITZ
                                     Steven A. Markowitz
                                     Chief Executive Officer,
                                     President and Director


Date:  March 31, 2005                /s/NATHAN S. ECKHART
                                     Nathan S. Eckhart
                                     Vice President-Finance,
                                     Chief Financial and
                                     Principal Accounting Officer

Date:  March 31, 2005                /s/LEONARD W. HELFRICH
                                     Leonard W. Helfrich
                                     Director

Date:  March 31, 2005               /s/MARTHA MARKOWITZ
                                    Martha Markowitz
                                    Director

Date:  March 31, 2005               /s/ERNEST CHOQUETTE
                                    Ernest Choquette
                                    Director

Date:  March 31, 2005               /s/MICHAEL F. DOYLE
                                    Michael F. Doyle
                                    Director

Allen Organ Company and Subsidiaries

     Schedule II - Valuation and Qualifying Accounts

     For the Years Ended December 31, 2004, 2003 and 2002


                        Balance     Additions  Charged   Reductions,   Balance
                          at        Charged      to      Write Offs      at
 Description           Beginning       to       Other       And          End
                        Of Year      Expense   Accounts  Recoveries    Of Year

Year Ended
 December 31, 2004
  Allowance for
   Doubtful Accounts  $  605,496  $ (119,078)  $  -    $  (40,614)  $  445,804
  Allowance for
   Obsolete and slow
   moving inventory    3,851,749     744,323      -    (1,461,849)   3,134,223
  Valuation Allowance
   Deferred Tax Asset  1,020,000        -         -      (100,000)     920,000

Year Ended
 December 31, 2003
  Allowance for
   Doubtful Accounts  $  502,209  $  174,614   $  -    $  (71,328)  $  605,496
  Allowance for
   Obsolete and slow
   moving inventory    3,497,436     890,391      -      (536,078)   3,851,749
  Valuation Allowance
   Deferred Tax Asset  1,170,000        -         -      (150,000)   1,020,000

Year Ended
 December 31, 2002
  Allowance for
   Doubtful Accounts  $  350,492  $  234,117   $  -    $  (82,400)  $  502,209
  Allowance for
   Obsolete and slow
   moving inventory    3,178,050     974,251      -      (654,865)   3,497,436
  Valuation Allowance
   Deferred Tax Asset  1,000,000     170,000      -          -       1,170,000